Form 10-Q
period 2023-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2023-05-05
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023, OR
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

The Registrant had 22,020,230 shares of Common Stock outstanding at March 31, 2023.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2023 and 2022
(In thousands, except share data)
(unaudited)

	March 31, 2023	March 31, 2022
Net sales
Products	$716,001	$706,615
Service	212,737	191,176
Total net sales	928,738	897,791
Cost of sales
Products	285,751	289,089
Service	96,421	89,117
Gross profit	546,566	519,585
Research and development	45,477	43,028
Selling, general and administrative	234,638	235,312
Amortization	17,779	16,604
Interest expense	18,184	11,338
Restructuring charges	4,274	4,011
Other charges (income), net	(396)	(3,709)
Earnings before taxes	226,610	213,001
Provision for taxes	38,184	39,000
Net earnings	$188,426	$174,001

Basic earnings per common share:
Net earnings	$8.53	$7.64
Weighted average number of common shares	22,083,456	22,768,298

Diluted earnings per common share:
Net earnings	$8.47	$7.55
Weighted average number of common and common equivalent shares	22,253,435	23,040,231

Total comprehensive income, net of tax (Note 9)	$187,143	$178,351

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 and December 31, 2022
(In thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,085	$95,966
Trade accounts receivable, less allowances of $21,448 at March 31, 2023
and $22,427 at December 31, 2022	640,050	709,321
Inventories	427,549	441,694
Other current assets and prepaid expenses	130,083	128,108
Total current assets	1,286,767	1,375,089
Property, plant and equipment, net	780,013	778,600
Goodwill	661,742	660,170
Other intangible assets, net	300,134	306,054
Deferred tax assets, net	28,116	27,080
Other non-current assets	353,135	345,402
Total assets	$3,409,907	$3,492,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$176,733	$252,538
Accrued and other liabilities	189,324	205,253
Accrued compensation and related items	131,189	200,031
Deferred revenue and customer prepayments	211,302	192,759
Taxes payable	188,570	191,096
Short-term borrowings and current maturities of long-term debt	107,131	106,054
Total current liabilities	1,004,249	1,147,731
Long-term debt	2,015,779	1,908,480
Deferred tax liabilities, net	113,397	111,360
Other non-current liabilities	300,951	300,031
Total liabilities	3,434,376	3,467,602
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 22,020,230 and 22,139,009 shares at March 31, 2023 and December 31, 2022, respectively	448	448
Additional paid-in capital	855,673	850,368
Treasury stock at cost (22,765,781 shares at March 31, 2023 and 22,647,002 shares at December 31, 2022)	(7,564,841)	(7,325,656)
Retained earnings	6,912,767	6,726,866
Accumulated other comprehensive loss	(228,516)	(227,233)
Total shareholders’ equity	(24,469)	24,793
Total liabilities and shareholders’ equity	$3,409,907	$3,492,395

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2023 and 2022
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options, restricted stock units and performance stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570

Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options, restricted stock units and performance stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock	—	—	—	(1,906)	—	—	(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2023 and 2022
(In thousands)
(unaudited)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net earnings	$188,426	$174,001
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,023	11,880
Amortization	17,779	16,604
Deferred tax provision (benefit)	602	(1,096)
Share-based compensation	4,027	4,509
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	72,109	23,293
Inventories	15,559	(37,643)
Other current assets	(3,720)	(15,031)
Trade accounts payable	(71,941)	(15,396)
Taxes payable	(3,752)	16,308
Accruals and other	(77,850)	(86,592)
Net cash provided by operating activities	153,262	90,837
Cash flows from investing activities:
Purchase of property, plant and equipment	(23,196)	(19,151)
Proceeds from government funding	—	18,000
Acquisitions	(613)	(9,704)
Other investing activities	1,423	3,743
Net cash used in investing activities	(22,386)	(7,112)
Cash flows from financing activities:
Proceeds from borrowings	605,018	684,037
Repayments of borrowings	(503,516)	(478,479)
Proceeds from stock option exercises	11,473	5,289
Repurchases of common stock	(249,999)	(275,000)
Other financing activities	(611)	(332)
Net cash used in financing activities	(137,635)	(64,485)

Effect of exchange rate changes on cash and cash equivalents	(122)	(855)

Net (decrease) increase in cash and cash equivalents	(6,881)	18,385

Cash and cash equivalents:
Beginning of period	95,966	98,564
End of period	$89,085	$116,949

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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2023 and through the date of this report. Actual results may differ from those estimates due to uncertainty in the economic environment and our end markets, ongoing developments in Ukraine and inflation, as well as other factors.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials and parts	$215,534	$222,170
Work-in-progress	78,650	77,848
Finished goods	133,365	141,676
	$427,549	$441,694
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
    Other intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$293,036	$(96,771)	$196,265	$292,713	$(92,981)	$199,732
Proven technology and patents	123,912	(66,519)	57,393	123,623	(64,089)	59,534
Trade name (finite life)	7,703	(3,779)	3,924	7,675	(3,543)	4,132
Trade name (indefinite life)	36,280	—	36,280	36,252	—	36,252
Other	13,298	(7,026)	6,272	13,271	(6,867)	6,404
	$474,229	$(174,095)	$300,134	$473,534	$(167,480)	$306,054
The Company recognized amortization expense associated with the above intangible assets of $6.9 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $26.3 million for 2023, $25.8 million for 2024, $25.0 million for 2025, $21.1 million for 2026, $19.7 million for 2027 and $18.9 million for 2028. Purchased intangible amortization was $6.6 million, $5.1 million after tax, for the three month periods ended March 31, 2023 and 2022.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.8 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $4.0 million and $4.5 million of share-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, ASU 2021-01 and ASU 2022-06: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2024. The Company's interest rate and cross currency swaps, as mentioned in Note 4 to the consolidated financial statements, are governed by International Swaps and Derivatives Association (ISDA) agreements, and the Company will adhere to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the Company renewed the LIBOR-based credit agreement, as discussed further in Note 10 of the Annual Report Form 10-K, includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued, the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$246,529	$36,461	$140,707	$170,430	$121,874	$716,001
Service Revenue:
Point in time	70,626	7,461	41,165	11,347	30,045	160,644
Over time	20,247	2,447	17,552	3,990	7,857	52,093
Total	$337,402	$46,369	$199,424	$185,767	$159,776	$928,738

Three months ended March 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$248,807	$33,910	$138,009	$167,989	$117,900	$706,615
Service Revenue:
Point in time	60,154	7,168	36,223	10,327	28,600	142,472
Over time	16,860	2,192	18,654	4,390	6,608	48,704
Total	$325,821	$43,270	$192,886	$182,706	$153,108	$897,791

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2023	2022
Americas	$372,073	$352,689
Europe	253,974	249,784
Asia / Rest of World	302,691	295,318
Total	$928,738	$897,791
The Company's global revenue mix by product category is laboratory (56% of sales), industrial (38% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products, while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three months ended March 31 follows:

	2023	2022
Laboratory	$520,031	$513,550
Industrial	355,181	343,738
Retail	53,526	40,503
Total	$928,738	$897,791
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2023 and December 31, 2022 was $34.4 million and $29.2 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2023 and 2022 are as follows:

	2023	2022
Beginning balances as of January 1	$192,759	$192,648
Customer pre-payments/deferred revenue	190,262	182,539
Revenue recognized	(172,890)	(156,141)
Foreign currency translation	1,171	(3,366)
Ending balance as of March 31	$211,302	$215,680
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively. A derivative gain of $6.2 million based upon interest rates at March 31, 2023, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2023.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2023 and December 31, 2022, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $3.5 million and net gain of $1.5 million during the three months ended March 31, 2023 and 2022, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2023 and December 31, 2022, these contracts had a notional value of $783.2 million and $930.3 million, respectively.

5.    FAIR VALUE MEASUREMENTS
At March 31, 2023 and December 31, 2022, the Company had derivative assets totaling $11.6 million and $11.5 million, respectively, and derivative liabilities totaling $6.9 million and $5.4 million,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2023 and December 31, 2022.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. The Company does not have any assets or liabilities which are categorized as Level 1.

	March 31, 2023	December 31, 2022	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$5,783	$3,958	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreements	—	609	Other current assets and prepaid expenses
Cross currency swap agreements	5,842	6,890	Other non-current assets
Total derivative assets	$11,625	$11,457

Foreign currency forward contracts not designated as hedging instruments	$2,622	$2,056	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreements	4,322	3,366	Accrued and other liabilities
Total derivative liabilities	$6,944	$5,422
The Company had $22.6 million and $25.3 million of cash equivalents at March 31, 2023 and December 31, 2022, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $237.2 million as of March 31, 2023. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.
The Company has a contingent consideration obligation relating to the PendoTECH acquisition of $10.0 million based upon actual results as of March 31, 2023 and December 31, 2022. The fair value

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.
6.     INCOME TAXES
The Company's reported tax rate was 16.9% and 18.3% during the three months ended March 31, 2023 and 2022, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 18.5% and 19.0% before non-recurring discrete tax items during 2023 and 2022, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

7.     DEBT
    Debt consisted of the following at March 31, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22. 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	135,516	135,516
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	146,357	146,357
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	135,516	135,516
Senior notes debt issuance costs, net	(2,951)	(1,455)	(4,406)
Total Senior Notes	997,049	415,934	1,412,983
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	452,213	197,017	649,230
Other local arrangements	5,693	55,004	60,697
Total debt	1,454,955	667,955	2,122,910
Less: current portion	(52,342)	(54,789)	(107,131)
Total long-term debt	$1,402,613	$613,166	$2,015,779
As of March 31, 2023, the Company had $595.1 million of additional borrowings available under its Credit Agreement, and the Company maintained $89.1 million of cash and cash equivalents.
In December 2022, the Company entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K. The Company used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and $150 million with a fixed interest rate of 2.91% (2.91% Senior

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Notes) in September 2022. The 2.81% and 2.91% Senior Notes are senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037, and the 2.91% Senior Notes mature in September 2037. Interest on the 2.81% and 2.91% Senior Notes is payable semi-annually in March and September each year. Interest payments on the 2.81% Senior Notes began in September 2022 and interest payments on the 2.91% will begin in March 2023. The terms of the 2.81% and 2.91% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K. The Company used the proceeds from the sale of the 2.81% and 2.91% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
    The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $5.3 million and $11.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company has a gain of $24.8 million recorded in accumulated other comprehensive income (loss) as of March 31, 2023.
Other Local Arrangements
    In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc $38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2023.

8.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $3.2 billion of remaining availability for its share repurchase program as of March 31, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 31.2 million common shares since the inception of the program in 2004 through March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company spent $250.0 million and $275.0 million on the repurchase of 166,628 shares and 190,593 shares at an average price per share of $1,511.78 and $1,442.84, respectively. The Company reissued 47,849 shares and 27,795 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company incurred $1.9 million of excise tax during the three months ended March 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

9.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2023	March 31, 2022
Net earnings	$188,426	$174,001
Other comprehensive income (loss), net of tax	(1,283)	$4,350
Comprehensive income, net of tax	$187,143	$178,351
The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2023 and 2022:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains from cash flow hedging arrangements	—	19	—	19
Foreign currency translation adjustment	(893)	—	(728)	(1,621)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(1,259)	1,578	319
Net change in other comprehensive income (loss), net of tax	(893)	(1,240)	850	(1,283)
Balance at March 31, 2023	$(83,757)	$3,016	$(147,775)	$(228,516)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains from cash flow hedging arrangements	—	3,961	—	3,961
Foreign currency translation adjustment	5,342	—	(4,779)	563
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,623)	3,449	(174)
Net change in other comprehensive income (loss), net of tax	5,342	338	(1,330)	4,350
Balance at March 31, 2022	$(14,224)	$340	$(236,990)	$(250,874)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$—	$352	Interest expense
Cross currency swap	(1,554)	(4,797)	(a)
Total before taxes	(1,554)	(4,445)
Provision for taxes	(295)	(822)	Provision for taxes
Total, net of taxes	$(1,259)	$(3,623)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$2,002	$4,393	(b)
Provision for taxes	424	944	Provision for taxes
Total, net of taxes	$1,578	$3,449
(a)The cross currency swap reflects an unrealized loss of $1.1 million recorded in other charges (income) that was offset by the underlying unrealized gain in the hedged debt for the three months ended March 31, 2023. The cross currency swap also reflects a realized gain of $2.6 million recorded in interest expense for the three months ended March 31, 2023.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2023 and 2022.

10.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 169,979 and 271,933 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2023 and 2022, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 35,063 and 29,296 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

11.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost, net	$289	$416	$3,396	$4,990	$—	$—	$3,685	$5,406
Interest cost on projected benefit obligations	1,256	674	4,876	1,558	7	3	6,139	2,235
Expected return on plan assets	(1,383)	(1,547)	(8,567)	(9,424)	—	—	(9,950)	(10,971)
Recognition of prior service cost	—	—	(1,050)	(1,095)	(19)	—	(1,069)	(1,095)
Recognition of actuarial losses/(gains)	548	584	2,537	4,930	—	(26)	3,085	5,488
Net periodic pension cost/(credit)	$710	$127	$1,192	$959	$(12)	$(23)	$1,890	$1,063
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company expects to make employer contributions of approximately $27.5 million to its non-U.S. pension plan during the year ended December 31, 2023. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2023 and 2022 were $1.8 million and $4.3 million, respectively. Other charges (income), net also included $0.5 million of acquisition costs for the three months ended March 31, 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

13.     SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2022, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2023	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$337,402	$33,248	$370,650	$81,796	$524,470
Swiss Operations	46,369	202,134	248,503	76,422	25,195
Western European Operations	199,424	44,876	244,300	44,523	97,558
Chinese Operations	185,767	60,452	246,219	81,241	643
Other (a)	159,776	957	160,733	24,243	13,876
Eliminations and Corporate (b)	—	(341,667)	(341,667)	(41,774)	—
Total	$928,738	$—	$928,738	$266,451	$661,742

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2022	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$325,821	$39,573	$365,394	$75,186	$514,022
Swiss Operations	43,270	193,835	237,105	71,322	23,198
Western European Operations	192,886	50,127	243,013	38,780	97,612
Chinese Operations	182,706	80,438	263,144	84,968	709
Other (a)	153,108	963	154,071	20,452	14,577
Eliminations and Corporate (b)	—	(364,936)	(364,936)	(49,463)	—
Total	$897,791	$—	$897,791	$241,245	$650,118
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
    A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings before taxes	$226,610	$213,001
Amortization	17,779	16,604
Interest expense	18,184	11,338
Restructuring charges	4,274	4,011
Other charges (income), net	(396)	(3,709)
Segment profit	$266,451	$241,245

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2023 and 2022 (amounts in thousands).

	Three months ended March 31,
	2023		2022
	(unaudited)	%	(unaudited)	%
Net sales	$928,738	100.0	$897,791	100.0
Cost of sales	382,172	41.1	378,206	42.1
Gross profit	546,566	58.9	519,585	57.9
Research and development	45,477	4.9	43,028	4.8
Selling, general and administrative	234,638	25.3	235,312	26.2
Amortization	17,779	1.9	16,604	1.8
Interest expense	18,184	2.0	11,338	1.3
Restructuring charges	4,274	0.4	4,011	0.5
Other charges (income), net	(396)	—	(3,709)	(0.4)
Earnings before taxes	226,610	24.4	213,001	23.7
Provision for taxes	38,184	4.1	39,000	4.3
Net earnings	$188,426	20.3	$174,001	19.4
Net sales
Net sales were $928.7 million for the three months ended March 31, 2023, compared to $897.8 million for the corresponding period in 2022. This represents an increase in U.S. dollars of 3%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% for the three months ended March 31, 2023. We experienced broad-based growth in most businesses and regions. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there is uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to Ukraine and inflation also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended March 31, 2023 in U.S. dollars increased 5% in the Americas and 2% in both Europe and in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 6% in both the Americas and in Europe, and 10% in Asia/Rest of World, with 9% growth in China, for the three months ended March 31, 2023 compared to the corresponding period in 2022. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2022, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 1% in U.S. dollars and 5% in local currency for the three months ended March 31, 2023 compared to the prior period. Service revenue (including spare parts) increased 11% in U.S. dollars and 15% in local currency during the three months ended March 31, 2023 compared to the corresponding period in 2022.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales for the three months ended March 31, 2023, increased 1% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2023. The local currency increase in net sales of our laboratory-related products includes strong growth in most product categories offset in part by a significant decline in pipette products primarily related to customer inventory reductions.
Net sales of our industrial products and services, which represented approximately 38% of our total net sales for the three months ended March 31, 2023, increased 3% in U.S. dollars and 7% in local currencies during the three months ended March 31, 2023. The local currency increase in net sales of our industrial-related products for the three months ended March 31, 2023 includes strong growth in core industrial and product inspection.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales for the three months ended March 31, 2023, increased 32% in U.S. dollars and 36% in local currencies during the three months ended March 31, 2023. The increase in food retailing includes very strong project activity in the Americas and Europe.
Gross profit
Gross profit as a percentage of net sales was 58.9% for the three months ended March 31, 2023 compared to 57.9% for the corresponding period in 2022.
Gross profit as a percentage of net sales for products was 60.1% and 59.1% for the three month periods ended March 31, 2023 and 2022.
Gross profit as a percentage of net sales for services (including spare parts) was 54.7% for the three months ended March 31, 2023 compared to 53.4% for the corresponding period in 2022.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2023 primarily reflects favorable price realization, partially offset by higher costs, business mix and unfavorable foreign currency.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% for the three months ended March 31, 2023 compared to 4.8% in the corresponding period during 2022, respectively. Research and development expenses increased 6% in U.S. dollars and 9% in local currencies, during the three months ended March 31, 2023 compared to the corresponding period in 2022 due to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 25.3% for the three months ended March 31, 2023 compared to 26.2% in the corresponding period during 2022, respectively. Selling, general and administrative expenses was flat in U.S. dollars and increased 2% in local currencies, during the three months ended March 31, 2023 compared to the corresponding period in 2022. The local currency increase includes investments in sales and marketing initiatives offset in part by lower incentive compensation and cost savings.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $17.8 million for the three months ended March 31, 2023 and $16.6 million for the corresponding period in 2022.
Interest expense was $18.2 million for the three months ended March 31, 2023 and $11.3 million for the corresponding period in 2022. The increase in interest expense is related to higher variable interest rates, as well as additional borrowings.
Restructuring charges were $4.3 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2023 and 2022 were $1.8 million and $4.3 million, respectively. Other charges (income), net also included $0.5 million of acquisition costs for the three months ended March 31, 2022.
Our reported tax rate was 16.9% and 18.3% during the three months ended March 31, 2023 and 2022, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 18.5% and 19.0% before non-recurring discrete tax items for the three months ended March 31, 2023 and 2022, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2022.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2023	2022	%
Total net sales	$370,650	$365,394	1%
Net sales to external customers	$337,402	$325,821	4%
Segment profit	$81,796	$75,186	9%

Total net sales and net sales to external customers increased 1% and 4%, respectively for the three months ended March 31, 2023 compared with the corresponding period in 2022. The increase in total net sales and net sales to external customers for the three months ended March 31, 2023 includes strong growth in most product categories, especially food retailing, partially offset by a significant decline in pipette products.
Segment profit increased $6.6 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. Segment profit during the three months ended March 31, 2023 includes benefits from our margin expansion and cost savings initiatives, offset in part by unfavorable business mix.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2023	2022	%1)
Total net sales	$248,503	$237,105	5%
Net sales to external customers	$46,369	$43,270	7%
Segment profit	$76,422	$71,322	7%
1) Represents U.S. dollar growth.
Total net sales increased 5% in both U.S. dollars in local currency for the three months ended March 31, 2023 compared to the corresponding period in 2022. Net sales to external customers increased 7% in both U.S. dollars and in local currency during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase in local currency net sales to external customers for the three month period ended March 31, 2023 includes particularly strong growth in food retailing and excellent results in industrial, offset in part by a decline in laboratory products, especially pipette products.
Segment profit increased $5.1 million for the three month period ended March 31, 2023 compared to the corresponding period in 2022. Segment profit during the three months ended March 31, 2023 includes benefits from our margin expansion initiatives, offset in part by unfavorable business mix and foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2023	2022	%1)
Total net sales	$244,300	$243,013	1%
Net sales to external customers	$199,424	$192,886	3%
Segment profit	$44,523	$38,780	15%
1) Represents U.S. dollar growth.
Total net sales increased 1% in U.S. dollars and increased 7% in local currencies during the three months ended March 31, 2023 compared to the corresponding period in 2022. Net sales to external customers increased 3% in U.S. dollars and increased 9% in local currencies during the three months ended March 31, 2023 compared to the corresponding period in 2022. Local currency net sales to external customers for the three months ended March 31, 2023 includes strong growth in most product categories, especially in food retailing, process analytics, and core-industrial, offset in part by a significant decline in pipette products.
Segment profit increased $5.7 million for the three month period ended March 31, 2023 compared to the corresponding period in 2022. Segment profit increased during the three months ended March 31, 2023 primarily due to benefits from our margin expansion and cost savings initiatives, offset in part by unfavorable business mix and foreign currency translation.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2023	2022	%1)
Total net sales	$246,219	$263,144	(6)%
Net sales to external customers	$185,767	$182,706	2%
Segment profit	$81,241	$84,968	(4)%
1) Represents U.S. dollar growth.

Total net sales decreased 6% in U.S. dollars and increased 1% in local currency for the three months ended March 31, 2023 compared to the corresponding period in 2022. Net sales to external customers by origin increased 2% in U.S. dollars and 9% in local currency for the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase in local currency net sales to external customers during the three months ended March 31, 2023 reflects very strong growth in laboratory products, with modest growth in industrial products. However, uncertainties exist and market conditions may change quickly. We also will continue to face difficult prior period comparisons in 2023 relating to our strong prior years performance.
Segment profit decreased $3.7 million for the three month period ended March 31, 2023 compared to the corresponding period in 2022. The decrease in segment profit for the three month period ended March 31, 2023 primarily relates to unfavorable currency and lower inter-segment sales, offset in part by increased sales to external customers and benefits from our margin expansion initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2023	2022	%1)
Total net sales	$160,733	$154,071	4%
Net sales to external customers	$159,776	$153,108	4%
Segment profit	$24,243	$20,452	19%
1) Represents U.S. dollar growth.

Total net sales and net sales to external customers both increased 4% in U.S. dollars and 9% in local currencies during the three month period ended March 31, 2023 compared to the corresponding period in 2022. The increase in net sales to external customers includes solid growth in most product categories.
Segment profit increased $3.8 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase in segment profit is primarily related to our margin expansion initiatives and increased sales volume, offset in part by unfavorable foreign currency translation.
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

Cash provided by operating activities totaled $153.3 million during the three months ended March 31, 2023, compared to $90.8 million in the corresponding period in 2022. The increase for the three months ended March 31, 2022 compared to the prior year is primarily related to working capital, especially inventory, and lower cash incentive payments of $20 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $23.2 million for the three months ended March 31, 2023 compared to $19.2 million in the corresponding period in 2022.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of March 31, 2023, we have obtained $29.7 million of the $35.8 million of total funding to be received through 2023, which will offset future capital expenditures. During the three months ended March 31, 2023 and 2022, we incurred approximately $3.3 million and $1.7 million, respectively, of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $250.0 million and $275.0 million on the repurchase of 166,628 shares and 190,593 shares, during the three months ended March 31, 2023 and 2022, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 with payments expected to commence in 2024, and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. We expect the financial impact of the IRA to be immaterial to our financial statements.

    Senior Notes and Credit Facility Agreement
    Our debt consisted of the following at March 31, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	135,516	135,516
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	146,357	146,357
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	135,516	135,516
Senior notes debt issuance costs, net	(2,951)	(1,455)	(4,406)
Total Senior Notes	997,049	415,934	1,412,983
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	452,213	197,017	649,230
Other local arrangements	5,693	55,004	60,697
Total debt	1,454,955	667,955	2,122,910
Less: current portion	(52,342)	(54,789)	(107,131)
Total long-term debt	$1,402,613	$613,166	$2,015,779
As of March 31, 2023, approximately $595.1 million of additional borrowings was available under our Credit Agreement, and we maintained $89.1 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of March 31, 2023.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K. We used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
In December 2021, we entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022, which will mature in March 2037, and $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022, which will mature in September 2037. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2023.
Share Repurchase Program
We have $3.2 billion of remaining availability for our share repurchase program as of March 31, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.2 million common shares since the inception of the program in 2004 through March 31, 2023. During the three months ended March 31, 2023 and 2022, we spent $250.0 million and $275.0 million on the repurchase of 166,628 shares and 190,593 shares at an average price per share of $1,511.78 and $1,442.84, respectively. We reissued 47,849 shares and 27,795 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2023 and 2022, respectively. In addition, we incurred $1.9 million of excise tax during the three months ended March 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
    We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.8 million to $4.3 million annually.
    In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2023, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $35.2 million in the reported U.S. dollar value of our debt.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation and ongoing developments related to Ukraine. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation and ongoing developments related to Ukraine on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, and the ongoing developments related to Ukraine. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
Recently, our sales and marketing organization in France went live on our Blue Ocean program. As a result of the implementation, certain internal controls have changed. Management has taken steps to ensure appropriate controls were designed and operating as part of the implementation process. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2023 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
January 1 to January 31, 2023	51,153	$1,528.86	51,153	$3,380,858
February 1 to February 28, 2023	53,677	$1,534.44	53,677	$3,298,978
March 1 to March 31, 2023	61,798	$1,477.97	61,798	$3,208,431
Total	166,628	$1,511.78	166,628	$3,208,431

The Company has $3.2 billion of remaining availability for its share repurchase program as of March 31, 2023. We have purchased 31.2 million shares since the inception of the program through March 31, 2023.
During the three months ended March 31, 2023 and 2022, we spent $250.0 million and $275.0 million on the repurchase of 166,628 and 190,593 shares at an average price per share of $1,511.78 and $1,442.84, respectively. We reissued 47,849 shares and 27,795 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2023 and 2022, respectively. In addition, we incurred $1.9 million of excise tax during the three months ended March 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the our consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	May 5, 2023	By:	/s/Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer