Form 10-Q
period 2023-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2023-07-28
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023, OR
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

The Registrant had 21,864,818 shares of Common Stock outstanding at June 30, 2023.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

	June 30, 2023	June 30, 2022
Net sales
Products	$758,971	$780,244
Service	223,146	198,143
Total net sales	982,117	978,387
Cost of sales
Products	296,953	308,019
Service	101,621	98,707
Gross profit	583,543	571,661
Research and development	47,245	44,023
Selling, general and administrative	228,594	242,206
Amortization	18,042	16,365
Interest expense	19,249	12,765
Restructuring charges	8,021	1,770
Other charges (income), net	(1,011)	(2,160)
Earnings before taxes	263,403	256,692
Provision for taxes	49,476	44,622
Net earnings	$213,927	$212,070

Basic earnings per common share:
Net earnings	$9.75	$9.39
Weighted average number of common shares	21,944,645	22,593,375

Diluted earnings per common share:
Net earnings	$9.69	$9.29
Weighted average number of common and common equivalent shares	22,080,602	22,821,666

Comprehensive income, net of tax (Note 9)	$175,227	$180,579

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

	June 30, 2023	June 30, 2022
Net sales
Products	$1,474,972	$1,486,859
Service	435,883	389,319
Total net sales	1,910,855	1,876,178
Cost of sales
Products	582,704	597,108
Service	198,042	187,824
Gross profit	1,130,109	1,091,246
Research and development	92,722	87,051
Selling, general and administrative	463,232	477,518
Amortization	35,821	32,969
Interest expense	37,433	24,103
Restructuring charges	12,295	5,781
Other charges (income), net	(1,407)	(5,869)
Earnings before taxes	490,013	469,693
Provision for taxes	87,660	83,622
Net earnings	$402,353	$386,071

Basic earnings per common share:
Net earnings	$18.28	$17.02
Weighted average number of common shares	22,013,662	22,680,353

Diluted earnings per common share:
Net earnings	$18.15	$16.84
Weighted average number of common and common equivalent shares	22,164,394	22,928,933

Comprehensive income, net of tax (Note 9)	$362,370	$358,930

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2023 and December 31, 2022
(In thousands, except share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$83,574	$95,966
Trade accounts receivable, less allowances of $20,472 at June 30, 2023
and $22,427 at December 31, 2022	648,002	709,321
Inventories	394,959	441,694
Other current assets and prepaid expenses	119,971	128,108
Total current assets	1,246,506	1,375,089
Property, plant and equipment, net	780,723	778,600
Goodwill	665,100	660,170
Other intangible assets, net	294,594	306,054
Deferred tax assets, net	27,836	27,080
Other non-current assets	355,636	345,402
Total assets	$3,370,395	$3,492,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$170,230	$252,538
Accrued and other liabilities	177,590	205,253
Accrued compensation and related items	139,614	200,031
Deferred revenue and customer prepayments	204,549	192,759
Taxes payable	208,655	191,096
Short-term borrowings and current maturities of long-term debt	107,365	106,054
Total current liabilities	1,008,003	1,147,731
Long-term debt	2,045,462	1,908,480
Deferred tax liabilities, net	116,009	111,360
Other non-current liabilities	290,626	300,031
Total liabilities	3,460,100	3,467,602
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 21,864,818 shares and
22,139,009 shares at June 30, 2023 and December 31, 2022, respectively	448	448
Additional paid-in capital	861,404	850,368
Treasury stock at cost (22,921,193 shares at June 30, 2023 and 22,647,002 shares at December 31, 2022)	(7,811,028)	(7,325,656)
Retained earnings	7,126,687	6,726,866
Accumulated other comprehensive loss	(267,216)	(227,233)
Total shareholders' equity	(89,705)	24,793
Total liabilities and shareholders’ equity	$3,370,395	$3,492,395

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570
Exercise of stock options and restricted stock units	44,613	—	1,496	10,925	—	—	12,421
Repurchases of common stock	(218,308)	—	—	(274,999)	—	—	(274,999)
Share-based compensation	—	—	4,691	—	—	—	4,691
Net earnings	—	—	—	—	212,070	—	212,070
Other comprehensive income (loss), net of tax	—	—	—	—	—	(31,491)	(31,491)
Balance at June 30, 2022	22,506,610	$448	$837,690	$(6,791,454)	$6,242,943	$(282,365)	$7,262

Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock	—	—	—	(1,906)	—	—	(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)
Exercise of stock options and restricted stock units	22,342	—	1,536	6,085	(7)	—	7,614
Repurchases of common stock	(177,754)	—	—	(250,000)	—	—	(250,000)
Excise tax on net repurchases of common stock	—	—	—	(2,272)	—	—	(2,272)
Share-based compensation	—	—	4,195	—	—	—	4,195
Net earnings	—	—	—	—	213,927	—	213,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38,700)	(38,700)
Balance at June 30, 2023	21,864,818	$448	$861,404	$(7,811,028)	$7,126,687	$(267,216)	$(89,705)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2023 and 2022
(In thousands)
(unaudited)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net earnings	$402,353	$386,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,217	23,327
Amortization	35,821	32,969
Deferred tax benefit	(1,766)	(3,237)
Share-based compensation	8,222	9,200
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	60,460	(4,235)
Inventories	47,746	(70,353)
Other current assets	4,057	(15,629)
Trade accounts payable	(76,707)	4,656
Taxes payable	13,249	31,390
Accruals and other	(97,579)	(84,166)
Net cash provided by operating activities	420,073	309,993
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	412	118
Purchase of property, plant and equipment	(51,947)	(62,391)
Proceeds from government funding	1,264	25,013
Acquisitions	(613)	(10,765)
Other investing activities	(14,414)	7,372
Net cash used in investing activities	(65,298)	(40,653)
Cash flows from financing activities:
Proceeds from borrowings	1,080,921	1,239,813
Repayments of borrowings	(958,731)	(952,559)
Proceeds from stock option exercises	19,087	17,710
Repurchases of common stock	(499,999)	(549,999)
Acquisition contingent consideration payment	(5,626)	(7,912)
Other financing activities	(714)	(382)
Net cash used in financing activities	(365,062)	(253,329)
Effect of exchange rate changes on cash and cash equivalents	(2,105)	(5,126)
Net increase (decrease) in cash and cash equivalents	(12,392)	10,885
Cash and cash equivalents:
Beginning of period	95,966	98,564
End of period	$83,574	$109,449

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2023 and through the date of this report. Actual results may differ from those estimates due to uncertainty in the economic environment and our end markets, ongoing developments in Ukraine and inflation, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials and parts	$199,229	$222,170
Work-in-progress	74,800	77,848
Finished goods	120,930	141,676
	$394,959	$441,694
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
Other intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$293,257	$(104,139)	$189,118	$292,713	$(92,981)	$199,732
Proven technology and patents	125,116	(69,299)	$55,817	123,623	(64,089)	59,534
Tradenames (finite life)	7,746	(4,048)	$3,698	7,675	(3,543)	4,132
Tradenames (indefinite life)	36,297	—	$36,297	36,252	—	36,252
Other	13,275	(3,611)	$9,664	13,271	(6,867)	6,404
	$475,691	$(181,097)	$294,594	$473,534	$(167,480)	$306,054

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.9 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively, and $13.8 million and $13.4 million for the six months ended June 30, 2023 and 2022, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $26.3 million for 2023, $25.8 million for 2024, $25.0 million for 2025, $21.1 million for 2026, $19.7 million for 2027, and $18.9 million for 2028. Purchased intangible amortization was $6.7 million, $5.2 million after tax, and $6.4 million, $4.9 million after tax, for the three months ended June 30, 2023 and 2022, respectively, and $13.3 million, $10.3 million after tax, and $13.0 million, $10.1 million after tax, for the six months ended June 30, 2023 and 2022, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $11.1 million and $9.7 million for the three months ended June 30, 2023 and 2022, respectively, and $22.0 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.2 million and $8.2 million of share-based compensation expense for the three and six months ended June 30, 2023, respectively, compared to $4.7 million and $9.2 million for the corresponding periods in 2022.
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

Recent Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, ASU 2021-01 and ASU-2022-06: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2024. During the three months ended June 30, 2023, the Company amended its credit agreement and cross currency swap agreements to change the interest rate benchmark from LIBOR to SOFR and other non-U.S. dollar references, which did not change the amount or timing of cash flows. As a result, the discontinuation of LIBOR in June 2023 did not have a material impact on the Company’s financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 follows:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

For the three months ended June 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$265,881	$36,662	$130,404	$204,259	$121,765	$758,971
Service Revenue:
Point in time	72,250	7,246	40,831	13,020	32,142	165,489
Over time	20,984	2,895	20,840	4,390	8,548	57,657
Total	$359,115	$46,803	$192,075	$221,669	$162,455	$982,117

For the three months ended June 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$279,438	$33,291	$136,962	$213,131	$117,422	$780,244
Service Revenue:
Point in time	64,589	6,504	31,957	10,708	30,541	144,299
Over time	17,118	2,267	21,345	5,970	7,144	53,844
Total	$361,145	$42,062	$190,264	$229,809	$155,107	$978,387

For the six months ended June 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$512,410	$73,123	$271,111	$374,689	$243,639	$1,474,972
Service Revenue:
Point in time	142,875	14,707	81,996	24,368	62,187	326,133
Over time	41,231	5,342	38,392	8,380	16,405	109,750
Total	$696,516	$93,172	$391,499	$407,437	$322,231	$1,910,855

For the six months ended June 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$528,245	$67,201	$274,971	$381,120	$235,322	$1,486,859
Service Revenue:
Point in time	124,743	13,671	68,179	21,035	59,143	286,771
Over time	33,978	4,459	39,999	10,360	13,752	102,548
Total	$686,966	$85,331	$383,149	$412,515	$308,217	$1,876,178
A breakdown of net sales to external customers by geographic customer destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Americas	$396,897	$393,707	$768,970	$746,396
Europe	246,340	242,738	500,314	492,522
Asia / Rest of World	338,880	341,942	641,571	637,260
Total	$982,117	$978,387	$1,910,855	$1,876,178

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company's global revenue mix by product category is laboratory (55% of sales), industrial (39% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Laboratory	$526,699	$545,925	$1,046,730	$1,059,475
Industrial	399,001	384,173	754,181	727,911
Retail	56,417	48,289	109,944	88,792
Total	$982,117	$978,387	$1,910,855	$1,876,178

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2023 and December 31, 2022 was $40.0 million and $29.2 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ending June 30, 2023 and 2022 are as follows:

	2023	2022
Beginning balances as of January 1	$192,759	$192,648
Customer pre-payments/deferred revenue	343,373	377,052
Revenue recognized	(332,005)	(345,070)
Foreign currency translation	422	(9,497)
Ending balance as of June 30	$204,549	$215,133
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
Cash Flow Hedges
In June 2023, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread, to a fixed Swiss franc expense of 1.55%. The swap replaced the agreement that matured in June 2023. The swap matures in June 2027.
The Company amended all active cross currency swap agreements to replace all references of LIBOR to SOFR as the interest rate benchmark to align with the amendment to the Company's Credit Facility Agreement, as discussed in Note 7 to the interim consolidated financial statements. As part of these amendments, the corresponding fixed Swiss Franc interest rates were amended as well to reflect the change in the benchmark.
In November 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.67%. The swap matures in November 2023.
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.59%. The swap matures in June 2025.
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.73%. The swap matures in June 2024.
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.82%. The swap matured in June 2023.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2023 and December 31, 2022, respectively. A derivative gain of $7.1 million based upon interest rates at June 30, 2023, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2023.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2023 and December 31, 2022, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $19.0 million and net loss of $10.0 million during the three months ended June 30, 2023 and 2022, respectively, and a net loss of $15.5 million and a net loss of $8.5 million during the six months ended June 30, 2023 and 2022, respectively, which offset the related transaction gains (losses) associated with these contracts. At June 30, 2023 and December 31, 2022, these contracts had a notional value of $725.0 million and $930.3 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2023 and December 31, 2022, the Company had derivative assets totaling $5.9 million and $11.5 million respectively, and derivative liabilities totaling $9.3 million and $5.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2023 and December 31, 2022.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	June 30, 2023	December 31, 2022	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$2,685	$3,958	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	1,060	609	Other current assets and prepaid expenses
Cross currency swap agreement	2,117	6,890	Other non-current assets
Total derivative assets	$5,862	$11,457

Foreign currency forward contracts not designated as hedging instruments	$6,844	$2,056	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	1,468	3,366	Accrued and other liabilities
Cross currency swap agreement	1,019	—	Other non-current liabilities
Total derivative liabilities	$9,331	$5,422
The Company had $23.0 million and $25.3 million of cash equivalents at June 30, 2023 and December 31, 2022, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $248.0 million as of June 30, 2023. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the three months ended June 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
During the three months ended June 30, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
The Company no longer has a contingent consideration obligation relating to the PendoTECH acquisition as of June 30, 2023.
6.    INCOME TAXES
The Company's reported tax rate was 18.8% and 17.4% during the three months ended June 30, 2023 and 2022, respectively and 17.9% and 17.8% during the six months ended June 30, 2023 and 2022, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during both 2023 and 2022. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at June 30, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	136,685	136,685
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	147,620	147,620
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	136,685	136,685
Debt issuance costs, net	(2,852)	(1,422)	(4,274)
Total Senior Notes	997,148	419,568	1,416,716
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	478,219	197,071	675,290
Other local arrangements	5,058	55,763	60,821
Total debt	1,480,425	672,402	2,152,827
Less: current portion	(51,812)	(55,553)	(107,365)
Total long-term debt	$1,428,613	$616,849	$2,045,462
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.
As of June 30, 2023, the Company had $569.3 million of additional borrowings available under its Credit Agreement, and the Company maintained $83.6 million of cash and cash equivalents.
In May 2023, the Company amended its Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
In December 2022, the Company entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report on Form 10-K. The Company used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022. The 2.81% and 2.91% Senior Notes are senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037, and the 2.91% Senior Notes mature in

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
September 2037. Interest on the 2.81% and 2.91% Senior Notes is payable semi-annually in March and September each year. Interest payments on the 2.81% Senior Notes began in September 2022 and interest on the 2.91% began in March 2023. The terms of the Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report on Form 10-K. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $3.6 million and an unrealized gain of $19.1 million for the three months ended June 30, 2023 and 2022, respectively, and an unrealized loss of $8.9 million and an unrealized gain of $30.4 million for the six month periods ended June 30, 2023 and 2022, respectively. The Company has a gain of $21.2 million recorded in accumulated other comprehensive income (loss) as of June 30, 2023.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $3.0 billion of remaining availability for its share repurchase program as of June 30, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 31.4 million shares since the inception of the program in 2004 through June 30, 2023. During the six months ended June 30, 2023 and 2022, the Company spent $500.0 million and $550.0 million on the repurchase of 344,382 shares and 408,901 shares at an average price per share of $1,464.00 and $1,345.05, respectively. The Company also reissued 70,191 shares and 72,408 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company incurred $2.3 million and $4.2 million of excise tax during the three and six months ended June 30, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Net earnings	$213,927	$212,070	$402,353	$386,071
Other comprehensive income (loss), net of tax	(38,700)	(31,491)	(39,983)	(27,141)
Comprehensive income, net of tax	$175,227	$180,579	$362,370	$358,930

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2023 and 2022:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(2,121)	—	(2,121)
Foreign currency translation adjustment	(37,810)	—	(3,960)	(41,770)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	725	3,183	3,908
Net change in other comprehensive income (loss), net of tax	(37,810)	(1,396)	(777)	(39,983)
Balance at June 30, 2023	$(120,674)	$2,860	$(149,402)	$(267,216)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	11,343	—	11,343
Foreign currency translation adjustment	(46,982)	—	10,003	(36,979)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,268)	6,763	(1,505)
Net change in other comprehensive income (loss), net of tax	(46,982)	3,075	16,766	(27,141)
Balance at June 30, 2022	$(66,548)	$3,077	$(218,894)	$(282,365)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Cross currency swap agreement	2,449	(5,735)	(a)
Total before taxes	2,449	(5,735)
Provision for taxes	465	(1,090)	Provision for taxes
Total, net of taxes	$1,984	$(4,645)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$2,035	$4,222	(b)
Provision for taxes	430	908	Provision for taxes
Total, net of taxes	$1,605	$3,314
(a) The cross currency swap reflects an unrealized loss of $5.3 million for the three months ended June 30, 2023 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.8 million recorded in interest expense for the three months ended June 30, 2023.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,
	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$—	$352	Interest expense
Cross currency swap agreement	895	(10,531)	(a)
Total before taxes	895	(10,179)
Provision for taxes	170	(1,911)	Provision for taxes
Total, net of taxes	$725	$(8,268)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,037	$8,615	(b)
Provision for taxes	854	1,852	Provision for taxes
Total, net of taxes	$3,183	$6,763
(a) The cross currency swap reflects an unrealized loss of $6.4 million for the six months ended June 30, 2023 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $5.5 million recorded in interest expense for the six months ended June 30, 2023.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2023 and 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2023	2022
Three months ended	135,957	228,291
Six months ended	150,732	248,580
Outstanding options and restricted stock units to purchase or receive 43,334 and 39,156 shares of common stock for the three month period ended June 30, 2023 and 2022, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 43,057 and 38,465 shares for the six month period ended June 30, 2023 and 2022, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost, net	$289	$416	$3,425	$4,775	$—	$—	$3,714	$5,191
Interest cost on projected benefit obligations	1,256	674	4,916	1,492	8	3	6,180	2,169
Expected return on plan assets	(1,383)	(1,547)	(8,645)	(9,023)	—	—	(10,028)	(10,570)
Recognition of prior service cost	—	—	(1,060)	(1,045)	(19)	(19)	(1,079)	(1,064)
Recognition of actuarial losses/(gains)	548	585	2,561	4,709	(1)	(8)	3,108	5,286
Net periodic pension cost/(credit)	$710	$128	$1,197	$908	$(12)	$(24)	$1,895	$1,012

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost, net	$579	$832	$6,821	$9,765	$—	$—	$7,400	$10,597
Interest cost on projected benefit obligations	2,511	1,348	9,792	3,051	15	6	12,318	4,405
Expected return on plan assets	(2,766)	(3,094)	(17,212)	(18,447)	—	—	(19,978)	(21,541)
Recognition of prior service cost	—	—	(2,110)	(2,141)	(38)	(37)	(2,148)	(2,178)
Recognition of actuarial losses/(gains)	1,096	1,169	5,098	9,639	(1)	(15)	6,193	10,793
Net periodic pension cost/(credit)	$1,420	$255	$2,389	$1,867	$(24)	$(46)	$3,785	$2,076

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company expects to make employer contributions of approximately $27.5 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
to its non-U.S. pension plans during the year ended December 31, 2023. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended June 30, 2023 and 2022 were $1.9 million and $4.2 million, respectively, and $3.7 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2023
June 30, 2023	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$359,115	$33,741	$392,856	$104,206	$524,459
Swiss Operations	46,803	181,073	227,876	66,914	25,865
Western European Operations	192,075	47,766	239,841	38,747	100,452
Chinese Operations	221,669	67,279	288,948	119,722	603
Other (a)	162,455	13,601	176,056	24,440	13,721
Eliminations and Corporate (b)	—	(343,460)	(343,460)	(46,325)	—
Total	$982,117	$—	$982,117	$307,704	$665,100

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2023	Customers	Segments	Sales	Profit
U.S. Operations	$696,516	$66,989	$763,505	$186,000
Swiss Operations	93,172	383,207	476,379	143,336
Western European Operations	391,499	92,642	484,141	83,270
Chinese Operations	407,437	127,731	535,168	200,963
Other (a)	322,231	14,559	336,790	48,683
Eliminations and Corporate (b)	—	(685,128)	(685,128)	(88,097)
Total	$1,910,855	$—	$1,910,855	$574,155
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
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Earnings before taxes	$263,403	$256,692	$490,013	$469,693
Amortization	18,042	16,365	35,821	32,969
Interest expense	19,249	12,765	37,433	24,103
Restructuring charges	8,021	1,770	12,295	5,781
Other income, net	(1,011)	(2,160)	(1,407)	(5,869)
Segment profit	$307,704	$285,432	$574,155	$526,677

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2023 and 2022 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$982,117	100.0	$978,387	100.0	$1,910,855	100.0	$1,876,178	100.0
Cost of sales	398,574	40.6	406,726	41.6	780,746	40.9	784,932	41.8
Gross profit	583,543	59.4	571,661	58.4	1,130,109	59.1	1,091,246	58.2
Research and development	47,245	4.8	44,023	4.5	92,722	4.9	87,051	4.6
Selling, general and administrative	228,594	23.3	242,206	24.8	463,232	24.2	477,518	25.5
Amortization	18,042	1.8	16,365	1.6	35,821	1.9	32,969	1.8
Interest expense	19,249	2.0	12,765	1.3	37,433	2.0	24,103	1.3
Restructuring charges	8,021	0.8	1,770	0.2	12,295	0.6	5,781	0.3
Other charges (income), net	(1,011)	(0.1)	(2,160)	(0.2)	(1,407)	(0.1)	(5,869)	(0.3)
Earnings before taxes	263,403	26.8	256,692	26.2	490,013	25.6	469,693	25.0
Provision for taxes	49,476	5.0	44,622	4.5	87,660	4.5	83,622	4.4
Net earnings	$213,927	21.8	$212,070	21.7	$402,353	21.1	$386,071	20.6

Net sales
Net sales were $982.1 million and $978.4 million for the three months ended June 30, 2023, and 2022, respectively, and $1.9 billion for the six months ended both June 30, 2023 and 2022. Sales in U.S. dollars were flat for the three months ended June 30, 2023 and increased 2% in U.S. dollars for the six months ended June 30, 2023. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 2% and 4% for the three and six months ended June 30, 2023, respectively. Our net sales growth during the three months ended June 30,

2023 included strong growth in our Service business, as well as solid performance across our Industrial product categories, which was offset in part by softer market conditions in Laboratory products and China following very strong growth in recent years. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there is increased uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. In particular, market demand in China has deteriorated sharply and we expect reduced sales during the remainder of 2023 as compared to the prior year. The ongoing developments related to Ukraine and inflation also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended June 30, 2023 in U.S. dollars increased 1% in the Americas, 1% in Europe, and decreased 1% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 1% in the Americas, 4% in Asia/Rest of World, and were flat in Europe. Our net sales by geographic destination for the six months ended June 30, 2023 in U.S. dollars increased 3% in the Americas, 2% in Europe, and 1% in Asia/Rest of World. Net sales by geographic destination for the six months ended June 30, 2023 in local currencies increased 3% in the Americas, 3% in Europe, and 6% in Asia/Rest of World. Net sales growth in Asia/Rest of World in local currency includes 3% and 6% growth in China during the three and six months ended June 30, 2023, respectively. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2022, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 3% in U.S. dollars and 1% in local currencies for the three months ended June 30, 2023 and decreased 1% in U.S. dollars and increased 2% in local currencies for the six months ended June 30, 2023, compared to the corresponding periods in 2022. Service revenue (including spare parts) increased by 13% in both U.S. dollars and local currencies for the three months ended June 30, 2023 and increased 12% in U.S. dollars and 14% in local currencies for the six months ended June 30, 2023, compared to the corresponding periods in 2022.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales, decreased 4% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2023, and decreased 1% in U.S. dollars and increased 1% in local currencies for the six months ended June 30, 2023. The local currency decrease in net sales of our laboratory-related products for the three months ended June 30, 2023 includes a decline in most product categories, especially pipettes, partially offset by strong growth in analytical instruments. Net sales of our laboratory products also benefited from solid growth in process analytics for the six months ended June 30, 2023.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 4% in U.S. dollars and 6% in local currencies for the three months and the six months ended June 30, 2023. The local currency increase in net sales of our industrial-related products for the three and six months ended June 30, 2023 includes solid growth in both core industrial and product inspection.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales, increased 17% in both U.S. dollars and local currencies for the three months ended June 30, 2023, and increased 24% in U.S. dollars and 25% in local currencies for the six months ended June 30, 2023. The local currency increase in food retailing products for the three and six months ended June 30, 2023 includes very strong project activity in the Americas. The six months ended June 30, 2023 also benefited from strong project activity in Europe.

Gross profit
Gross profit as a percentage of net sales was 59.4% and 58.4% for the three months ended June 30, 2023 and 2022, respectively, and 59.1% and 58.2% for the six months ended June 30, 2023 and 2022, respectively.
Gross profit as a percentage of net sales for products was 60.9% and 60.5% for the three months ended June 30, 2023 and 2022, respectively, and 60.5% and 59.8% for the six months ended June 30, 2023 and 2022.
Gross profit as a percentage of net sales for services (including spare parts) was 54.5% and 50.2% for the three months ended June 30, 2023 and 2022, respectively, and 54.6% and 51.8% for the six months ended June 30, 2023 and 2022, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2023 primarily reflects favorable price realization, offset in part by higher costs, business mix and foreign currency translation.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.8% and 4.5% for the three months ended June 30, 2023 and 2022, respectively, and was 4.9% and 4.6% for the six months ended June 30, 2023 and 2022, respectively. Research and development expenses increased 7% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2023, and increased 7% in both U.S. dollars and in local currencies for the six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 due to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 23.3% and 24.8% for the three months ended June 30, 2023 and 2022, respectively, and were 24.2% and 25.5% for the six months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses decreased 6% in both U.S. dollars and in local currencies for the three months ended June 30, 2023, and decreased 3% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2023. The local currency decrease includes reduced variable compensation and benefits from our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $18.0 million and $16.4 million for the three months ended June 30, 2023 and 2022, respectively, and $35.8 million and $33.0 million for the six months ended June 30, 2023 and 2022, respectively.
Interest expense was $19.2 million and $12.8 million for the three months ended June 30, 2023 and 2022, respectively, and $37.4 million and $24.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense is related to higher variable interest rates, as well as additional borrowings.
Restructuring charges were $8.0 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $12.3 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $1.9 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, and $3.7 million and $8.5 million and for the six months ended June 30, 2023 and 2022, respectively.

Our reported tax rate was 18.8% and 17.4% during the three months ended June 30, 2023 and 2022, respectively, and 17.9% and 17.8% during the six months ended June 30, 2023 and 2022, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended June 30, 2023 and 2022. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	%	2023	2022	%
Total net sales	$392,856	$401,459	(2)%	$763,505	$766,854	—%
Net sales to external customers	$359,115	$361,145	(1)%	$696,516	$686,966	1%
Segment profit	$104,206	$92,796	12%	$186,000	$167,982	11%

Total net sales decreased 2% and were flat for the three months and six months ended June 30, 2023, respectively, compared with the corresponding periods in 2022. Net sales to external customers decreased 1% and increased 1% for the three and six months ended June 30, 2023, respectively, compared with the corresponding periods in 2022. Total net sales and net sales to external customers for the three and six months ended June 30, 2023 reflects a decline in laboratory products, including a significant decline in pipette products, as well as growth in industrial products and very strong project activity in food retailing.
Segment profit increased $11.4 million and $18.0 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. Segment profit during the three and six months ended June 30, 2023 includes benefits from our margin expansion and cost savings initiatives, offset in part by a decrease in net sales.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$227,876	$252,511	(10)%	$476,379	$489,615	(3)%
Net sales to external customers	$46,803	$42,062	11%	$93,172	$85,331	9%
Segment profit	$66,914	$72,012	(7)%	$143,336	$143,334	—%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 10% in U.S. dollars and 12% in local currency for the three months ended June 30, 2023, and decreased 3% in U.S. dollars and 6% in local currency for the six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. Net sales to external customers increased 11% in U.S. dollars and 10% in local currency for the three months ended June 30, 2023 and increased 9% in U.S. dollars and 7% in local currency for the six months ended June 30, 2023, compared to the corresponding periods in 2022. The increase in local currency net sales to external customers for the three and six months ended June 30, 2023 includes particularly strong growth in food retailing and excellent results in industrial, offset in part by a decline in laboratory products.

Segment profit decreased $5.1 million and was flat for the three and six months ended June 30, 2023, compared to the corresponding periods in 2022. Segment profit during the six months ended June 30, 2023 includes lower net sales volume to other intercompany segments and unfavorable foreign currency translation, offset in part by our margin expansion initiatives.
Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$239,841	$237,738	1%	$484,141	$480,751	1%
Net sales to external customers	$192,075	$190,264	1%	$391,499	$383,149	2%
Segment profit	$38,747	$35,233	10%	$83,270	$74,013	13%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 1% in U.S. dollars and 14% in local currencies for the three months ended June 30, 2023 and increased 1% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers increased 1% in U.S. dollars and 14% in local currencies for the three months ended June 30, 2023, and increased 2% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2023, compared to the corresponding periods in 2022. Local currency net sales to external customers for the three and six months ended June 30, 2023 includes significant growth in process analytics and solid growth in industrial products, offset in part by a significant decline in pipette products.
Segment profit increased $3.5 million and $9.3 million for the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods in 2022. Segment profit increased during the three and six months ended June 30, 2023 due to benefits from our margin expansion and cost savings initiatives, offset in part by unfavorable currency translation.
Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$288,948	$304,932	(5)%	$535,168	$568,077	(6)%
Net sales to external customers	$221,669	$229,809	(4)%	$407,437	$412,515	(1)%
Segment profit	$119,722	$105,456	14%	$200,963	$190,424	6%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 5% in U.S. dollars and increased 4% in local currency for the three months ended June 30, 2023 and decreased 6% in U.S. dollars and were flat in local currency for the six months ended June 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers decreased 4% in U.S. dollars and increased 5% in local currency by origin for the three months ended June 30, 2023 and decreased 1% in U.S. dollars and increased 5% in local currency during the six months ended June 30, 2023, compared to the corresponding periods in 2022. The increase in local currency net sales to external customers during the three months ended June 30, 2023 reflects good growth in industrial products, while laboratory products increased modestly and included a significant decline in pipette products. However, market demand in China has deteriorated sharply and we expect reduced sales during the remainder of 2023 as compared to the prior year. Uncertainties have increased and market conditions may change quickly. We also will continue to face difficult prior period comparisons in 2023 relating to our strong prior years' performance.
Segment profit increased $14.3 million and $10.5 million for the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in segment profit for the three and six months ended June 30, 2023 primarily reflects benefits from our margin expansion initiatives, offset in part by lower sales and unfavorable currency translation.
Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$176,056	$155,816	13%	$336,790	$309,888	9%
Net sales to external customers	$162,455	$155,107	5%	$322,231	$308,217	5%
Segment profit	$24,440	$22,243	10%	$48,683	$42,695	14%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 13% in U.S. dollars and 23% in local currency for the three months ended June 30, 2023 and increased 9% in U.S. dollars and 12% in local currency for the six months ended June 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers increased 5% in U.S. dollars and 15% in local currencies for the three months ended June 30, 2023 and increased 5% in U.S. dollars and 8% in local currencies for the six months ended June 30, 2023, compared to the corresponding periods in 2022. The increase in net sales to external customers for the three and six months ended June 30, 2023 includes solid growth in most product categories.
Segment profit increased $2.2 million and $6.0 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in segment profit for the three and six months ended June 30, 2023 is primarily related to increased sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $420.1 million during the six months ended June 30, 2023, compared to $310.0 million in the corresponding period in 2022. The increase for the six months ended June 30, 2023 is primarily related to working capital and lower cash incentive payments of $20 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $51.9 million for the six months ended June 30, 2023 compared to $62.4 million in the corresponding period in 2022.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of June 30, 2023, we have obtained $30.9 million of the $35.8 million of total funding to be received through the remainder of 2023, which will offset associated capital expenditures.

During the six months ended June 30, 2023 and 2022, respectively, we incurred approximately $7.1 million and $24.9 million of capital expenditures relating to this funding agreement, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the six months ended June 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $500.0 million and $550.0 million on the repurchase of 344,382 shares and 408,901 shares, during the six months ended June 30, 2023 and 2022, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. We expect the financial impact of the IRA to be immaterial to our financial statements.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	136,685	136,685
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	147,620	147,620
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	136,685	136,685
Debt issuance costs, net	(2,852)	(1,422)	(4,274)
Total Senior Notes	997,148	419,568	1,416,716
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	478,219	197,071	675,290
Other local arrangements	5,058	55,763	60,821
Total debt	1,480,425	672,402	2,152,827
Less: current portion	(51,812)	(55,553)	(107,365)
Total long-term debt	$1,428,613	$616,849	$2,045,462
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

As of June 30, 2023, approximately $569.3 million of additional borrowings was available under our Credit Agreement, and we maintained $83.6 million of cash and cash equivalents.

In May 2023 we amended our Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of June 30, 2023.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report on Form 10-K. We used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
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
Share Repurchase Program
We have $3.0 billion of remaining availability for our share repurchase program as of June 30, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.4 million shares since the inception of the program in 2004 through June 30, 2023. During the six months ended June 30, 2023 and 2022, we spent $500.0 million and $550.0 million on the repurchase of 344,382 and 408,901 shares at an average price per share of $1,464.00 and $1,345.05, respectively. We also reissued 70,191 shares and 72,408 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2023 and 2022, respectively.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at June 30, 2023, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $35.5 million in the reported U.S. dollar value of our debt.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2023 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2023	47,482	$1,557.86	47,482	$3,135,193
May 1 to May 31, 2023	67,719	$1,411.84	67,719	$3,040,386
June 1 to June 30, 2023	62,553	$1,321.93	62,553	$2,958,433
Total	177,754	$1,419.21	177,754	$2,958,433
The Company has $3.0 billion of remaining availability as of June 30, 2023. We have purchased 31.4 million shares since the inception of the program through June 30, 2023.
During the six months ended June 30, 2023 and 2022, we spent $500.0 million and $550.0 million on the repurchase of 344,382 and 408,901 shares at an average price per share of $1,464.00 and $1,345.05, respectively. We also reissued 70,191 shares and 72,408 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2023 and 2022, respectively. In addition, we incurred $2.3 million and $4.2 million of excise tax during the three and six months ended June 30, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	July 28, 2023	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer