Form 10-Q
period 2023-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2023-11-09
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023, OR
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

The Registrant had 21,683,802 shares of Common Stock outstanding at September 30, 2023.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

	September 30, 2023	September 30, 2022
Net sales
Products	$722,611	$783,986
Service	219,851	201,860
Total net sales	942,462	985,846
Cost of sales
Products	280,704	305,337
Service	102,219	95,853
Gross profit	559,539	584,656
Research and development	46,127	44,129
Selling, general and administrative	217,447	233,357
Amortization	18,314	16,728
Interest expense	20,278	14,484
Restructuring charges	7,385	2,022
Other charges (income), net	(1,171)	(1,949)
Earnings before taxes	251,159	275,885
Provision for taxes	49,528	55,288
Net earnings	$201,631	$220,597

Basic earnings per common share:
Net earnings	$9.26	$9.85
Weighted average number of common shares	21,776,944	22,403,393

Diluted earnings per common share:
Net earnings	$9.21	$9.76
Weighted average number of common and common equivalent shares	21,886,482	22,610,027

Comprehensive income, net of tax (Note 9)	$205,694	$178,448

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

	September 30, 2023	September 30, 2022
Net sales
Products	$2,197,583	$2,270,845
Service	655,734	591,179
Total net sales	2,853,317	2,862,024
Cost of sales
Products	863,408	902,445
Service	300,261	283,677
Gross profit	1,689,648	1,675,902
Research and development	138,849	131,180
Selling, general and administrative	680,679	710,875
Amortization	54,135	49,697
Interest expense	57,711	38,587
Restructuring charges	19,680	7,803
Other charges (income), net	(2,578)	(7,818)
Earnings before taxes	741,172	745,578
Provision for taxes	137,188	138,910
Net earnings	$603,984	$606,668

Basic earnings per common share:
Net earnings	$27.54	$26.86
Weighted average number of common shares	21,933,889	22,587,026

Diluted earnings per common share:
Net earnings	$27.37	$26.58
Weighted average number of common and common equivalent shares	22,067,398	22,821,408

Comprehensive income, net of tax (Note 9)	$568,064	$537,378

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2023 and December 31, 2022
(In thousands, except share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$69,675	$95,966
Trade accounts receivable, less allowances of $19,411 at September 30, 2023
and $22,427 at December 31, 2022	634,967	709,321
Inventories	375,959	441,694
Other current assets and prepaid expenses	116,311	128,108
Total current assets	1,196,912	1,375,089
Property, plant and equipment, net	763,209	778,600
Goodwill	660,638	660,170
Other intangible assets, net	287,197	306,054
Deferred tax assets, net	27,687	27,080
Other non-current assets	353,087	345,402
Total assets	$3,288,730	$3,492,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$173,970	$252,538
Accrued and other liabilities	172,871	205,253
Accrued compensation and related items	144,871	200,031
Deferred revenue and customer prepayments	190,784	192,759
Taxes payable	208,844	191,096
Short-term borrowings and current maturities of long-term debt	179,083	106,054
Total current liabilities	1,070,423	1,147,731
Long-term debt	1,929,401	1,908,480
Deferred tax liabilities, net	112,209	111,360
Other non-current liabilities	282,569	300,031
Total liabilities	3,394,602	3,467,602
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 21,683,802 shares and
22,139,009 shares at September 30, 2023 and December 31, 2022, respectively	448	448
Additional paid-in capital	865,632	850,368
Treasury stock at cost (23,102,209 shares at September 30, 2023 and 22,647,002 shares at December 31, 2022)	(8,037,091)	(7,325,656)
Retained earnings	7,328,292	6,726,866
Accumulated other comprehensive loss	(263,153)	(227,233)
Total shareholders' equity	(105,872)	24,793
Total liabilities and shareholders’ equity	$3,288,730	$3,492,395

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2023 and 2022
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570
Exercise of stock options and restricted stock units	44,613	—	1,496	10,925	—	—	12,421
Repurchases of common stock	(218,308)	—	—	(274,999)	—	—	(274,999)
Share-based compensation	—	—	4,691	—	—	—	4,691
Net earnings	—	—	—	—	212,070	—	212,070
Other comprehensive income (loss), net of tax	—	—	—	—	—	(31,491)	(31,491)
Balance at June 30, 2022	22,506,610	$448	$837,690	$(6,791,454)	$6,242,943	$(282,365)	$7,262
Exercise of stock options and restricted stock units	8,058	—	—	1,941	(191)	—	1,750
Repurchases of common stock	(220,479)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,731	—	—	—	4,731
Net earnings	—	—	—	—	220,597	—	220,597
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42,149)	(42,149)
Balance at September 30, 2022	22,294,189	$448	$842,421	$(7,064,513)	$6,463,349	$(324,514)	$(82,809)

Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock	—	—	—	(1,906)	—	—	(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)
Exercise of stock options and restricted stock units	22,342	—	1,536	6,085	(7)	—	7,614
Repurchases of common stock	(177,754)	—	—	(250,000)	—	—	(250,000)
Excise tax on net repurchases of common stock	—	—	—	(2,272)	—	—	(2,272)
Share-based compensation	—	—	4,195	—	—	—	4,195
Net earnings	—	—	—	—	213,927	—	213,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38,700)	(38,700)
Balance at June 30, 2023	21,864,818	$448	$861,404	$(7,811,028)	$7,126,687	$(267,216)	$(89,705)
Exercise of stock options and restricted stock units	621	—	—	173	(26)	—	147
Repurchases of common stock	(181,637)	—	—	(223,999)	—	—	(223,999)
Excise tax on net repurchases of common stock	—	—	—	(2,237)	—	—	(2,237)
Share-based compensation	—	—	4,228	—	—	—	4,228
Net earnings	—	—	—	—	201,631	—	201,631
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,063	4,063
Balance at September 30, 2023	21,683,802	$448	$865,632	$(8,037,091)	$7,328,292	$(263,153)	$(105,872)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2023 and 2022
(In thousands)
(unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net earnings	$603,984	$606,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,406	35,001
Amortization	54,135	49,697
Deferred tax benefit	(4,455)	(4,881)
Share-based compensation	12,450	13,931
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	61,978	(16,239)
Inventories	59,409	(78,574)
Other current assets	14,679	(14,509)
Trade accounts payable	(70,562)	(26,614)
Taxes payable	16,726	73,815
Accruals and other	(100,381)	(82,871)
Net cash provided by operating activities	684,369	555,424
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	668	236
Purchase of property, plant and equipment	(72,907)	(89,213)
Proceeds from government funding	2,596	28,670
Acquisitions	(613)	(25,588)
Other investing activities	(25,937)	(3,463)
Net cash used in investing activities	(96,193)	(89,358)
Cash flows from financing activities:
Proceeds from borrowings	1,569,973	1,732,169
Repayments of borrowings	(1,467,228)	(1,348,152)
Proceeds from stock option exercises	19,234	19,460
Repurchases of common stock	(723,998)	(824,999)
Acquisition contingent consideration payment	(7,767)	(7,912)
Other financing activities	(826)	(1,172)
Net cash used in financing activities	(610,612)	(430,606)
Effect of exchange rate changes on cash and cash equivalents	(3,855)	(11,888)
Net increase (decrease) in cash and cash equivalents	(26,291)	23,572
Cash and cash equivalents:
Beginning of period	95,966	98,564
End of period	$69,675	$122,136

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2023 and through the date of this report. Actual results may differ from those estimates due to uncertainty in the economic environment and our end markets, ongoing developments in Ukraine, the Israeli-Palestinian conflict and inflation, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials and parts	$183,464	$222,170
Work-in-progress	73,605	77,848
Finished goods	118,890	141,676
	$375,959	$441,694
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
Other intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$292,336	$(103,688)	$188,648	$292,713	$(92,981)	$199,732
Proven technology and patents	124,175	(70,693)	53,482	123,623	(64,089)	59,534
Tradenames (finite life)	7,581	(4,127)	3,454	7,675	(3,543)	4,132
Tradenames (indefinite life)	36,232	—	36,232	36,252	—	36,252
Other	13,214	(7,833)	5,381	13,271	(6,867)	6,404
	$473,538	$(186,341)	$287,197	$473,534	$(167,480)	$306,054

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $7.0 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively, and $20.8 million and $20.1 million for the nine months ended September 30, 2023 and 2022, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $27.5 million for 2023, $26.9 million for 2024, $26.0 million for 2025, $22.1 million for 2026, $20.6 million for 2027, and $18.9 million for 2028. Purchased intangible amortization was $6.7 million, $5.2 million after tax, and $6.4 million, $5.0 million after tax, for the three months ended September 30, 2023 and 2022, respectively, and $19.9 million, $15.4 million after tax, and $19.4 million, $15.0 million after tax, for the nine months ended September 30, 2023 and 2022, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $11.2 million and $10.0 million for the three months ended September 30, 2023 and 2022, respectively, and $33.2 million and $29.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.2 million and $12.5 million of share-based compensation expense for the three and nine months ended September 30, 2023, respectively, compared to $4.7 million and $13.9 million for the corresponding periods in 2022.
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

Recent Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, ASU 2021-01 and ASU-2022-06: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2024. During the nine months ended September 30, 2023, the Company amended its credit agreement and cross currency swap agreements to change the interest rate benchmark from LIBOR to SOFR and other non-U.S. dollar references, which did not change the amount or timing of cash flows. As a result, the discontinuation of LIBOR in June 2023 did not have a material impact on the Company’s financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022 follows:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

For the three months ended September 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$264,095	$40,270	$135,608	$147,312	$135,326	$722,611
Service Revenue:
Point in time	68,082	7,049	42,663	10,570	34,420	162,784
Over time	21,581	2,914	20,249	4,130	8,193	57,067
Total	$353,758	$50,233	$198,520	$162,012	$177,939	$942,462

For the three months ended September 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$287,948	$32,366	$129,089	$212,163	$122,421	$783,987
Service Revenue:
Point in time	65,596	6,401	29,071	13,543	30,248	144,859
Over time	20,220	2,205	22,799	4,016	7,760	57,000
Total	$373,764	$40,972	$180,959	$229,722	$160,429	$985,846

For the nine months ended September 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$776,505	$113,393	$406,719	$522,001	$378,965	$2,197,583
Service Revenue:
Point in time	210,957	21,756	124,659	34,938	96,607	488,917
Over time	62,812	8,256	58,641	12,510	24,598	166,817
Total	$1,050,274	$143,405	$590,019	$569,449	$500,170	$2,853,317

For the nine months ended September 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$816,193	$99,567	$404,060	$593,283	$357,742	$2,270,845
Service Revenue:
Point in time	190,340	20,072	97,250	34,578	89,390	431,630
Over time	54,197	6,665	62,798	14,376	21,513	159,549
Total	$1,060,730	$126,304	$564,108	$642,237	$468,645	$2,862,024
A breakdown of net sales to external customers by geographic customer destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Americas	$397,721	$408,207	$1,166,691	$1,154,602
Europe	255,157	228,145	755,470	720,667
Asia / Rest of World	289,584	349,494	931,156	986,755
Total	$942,462	$985,846	$2,853,317	$2,862,024

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company's global revenue mix by product category is laboratory (55% of sales), industrial (39% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Laboratory	$508,817	$555,112	$1,555,547	$1,614,586
Industrial	365,909	386,543	1,120,090	1,114,454
Retail	67,736	44,191	177,680	132,984
Total	$942,462	$985,846	$2,853,317	$2,862,024

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2023 and December 31, 2022 was $43.5 million and $29.2 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ending September 30, 2023 and 2022 are as follows:

	2023	2022
Beginning balances as of January 1	$192,759	$192,648
Customer pre-payments/deferred revenue	485,721	545,997
Revenue recognized	(484,858)	(523,022)
Foreign currency translation	(2,838)	(17,444)
Ending balance as of September 30	$190,784	$198,179
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2023 and December 31, 2022, respectively. A derivative gain of $6.0 million based upon interest rates at September 30, 2023, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2023.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2023 and December 31, 2022, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $0.2 million and net loss of $20.9 million during the three months ended September 30, 2023 and 2022, respectively, and a net loss of $15.7 million and a net loss of $29.3 million during the nine months ended September 30, 2023 and 2022, respectively, which offset the related transaction gains (losses) associated with these contracts. At September 30, 2023 and December 31, 2022, these contracts had a notional value of $697.3 million and $930.3 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2023 and December 31, 2022, the Company had derivative assets totaling $13.8 million and $11.5 million respectively, and derivative liabilities totaling $4.6 million and $5.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2023 and December 31, 2022.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	September 30, 2023	December 31, 2022	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$9,261	$3,958	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	1,823	609	Other current assets and prepaid expenses
Cross currency swap agreement	2,736	6,890	Other non-current assets
Total derivative assets	$13,820	$11,457

Foreign currency forward contracts not designated as hedging instruments	$3,847	$2,056	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	633	3,366	Accrued and other liabilities
Cross currency swap agreement	169	—	Other non-current liabilities
Total derivative liabilities	$4,649	$5,422
The Company had $9.7 million and $25.3 million of cash equivalents at September 30, 2023 and December 31, 2022, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $274.7 million as of September 30, 2023. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the nine months ended September 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
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
The Company no longer has a contingent consideration obligation relating to the PendoTECH acquisition as of September 30, 2023.
6.    INCOME TAXES
The Company's reported tax rate was 19.7% and 20.0% during the three months ended September 30, 2023 and 2022, respectively and 18.5% and 18.6% during the nine months ended September 30, 2023 and 2022, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2023 and 2022. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at September 30, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	$125,000	$—	$125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	131,704	131,704
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	142,241	142,241
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	131,704	131,704
Debt issuance costs, net	(2,753)	(1,389)	(4,142)
Total Senior Notes	947,247	404,260	1,351,507
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	509,253	190,303	699,556
Other local arrangements	5,803	51,618	57,421
Total debt	1,462,303	646,181	2,108,484
Less: current portion	(127,663)	(51,420)	(179,083)
Total long-term debt	$1,334,640	$594,761	$1,929,401
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.
As of September 30, 2023, the Company had $545.2 million of additional borrowings available under its Credit Agreement, and the Company maintained $69.7 million of cash and cash equivalents.
In May 2023, the Company amended its Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
In December 2022, the Company entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature in March 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report on Form 10-K. The Company used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $15.3 million and $35.8 million for the three months ended September 30, 2023 and 2022, respectively, and an unrealized gain of $6.4 million and $66.2 million for the nine month periods ended September 30, 2023 and 2022, respectively. The Company has a gain of $36.6 million recorded in accumulated other comprehensive income (loss) as of September 30, 2023.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $2.7 billion of remaining availability for its share repurchase program as of September 30, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 31.5 million shares since the inception of the program in 2004 through September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company spent $724.0 million and $825.0 million on the repurchase of 526,019 shares and 629,380 shares at an average price per share of $1,388.54 and $1,310.79, respectively. The Company also reissued 70,812 shares and 80,466 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company incurred $2.2 million and $6.4 million of excise tax during the three and nine months ended September 30, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net earnings	$201,631	$220,597	$603,984	$606,668
Other comprehensive income (loss), net of tax	4,063	(42,149)	(35,920)	(69,290)
Comprehensive income, net of tax	$205,694	$178,448	$568,064	$537,378

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2023 and 2022:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	2,555	—	2,555
Foreign currency translation adjustment	(36,740)	—	(991)	(37,731)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,541)	4,797	(744)
Net change in other comprehensive income (loss), net of tax	(36,740)	(2,986)	3,806	(35,920)
Balance at September 30, 2023	$(119,604)	$1,270	$(144,819)	$(263,153)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	18,512	—	18,512
Foreign currency translation adjustment	(101,250)	—	17,842	(83,408)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(14,434)	10,040	(4,394)
Net change in other comprehensive income (loss), net of tax	(101,250)	4,078	27,882	(69,290)
Balance at September 30, 2022	$(120,816)	$4,080	$(207,778)	$(324,514)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of gains on cash flow hedging arrangements:
Cross currency swap agreement	(7,736)	(7,612)	(a)
Provision for taxes	(1,470)	(1,446)	Provision for taxes
Total, net of taxes	$(6,266)	$(6,166)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$2,044	$4,173	(b)
Provision for taxes	430	896	Provision for taxes
Total, net of taxes	$1,614	$3,277
(a) The cross currency swap reflects an unrealized gain of $5.0 million for the three months ended September 30, 2023 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $2.7 million recorded in interest expense for the three months ended September 30, 2023.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,
	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of gains on cash flow hedging arrangements:
Interest rate swap agreements	$—	$352	Interest expense
Cross currency swap agreement	(6,841)	(18,144)	(a)
Total before taxes	(6,841)	(17,792)
Provision for taxes	(1,300)	(3,358)	Provision for taxes
Total, net of taxes	$(5,541)	$(14,434)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$6,081	$12,788	(b)
Provision for taxes	1,284	2,748	Provision for taxes
Total, net of taxes	$4,797	$10,040
(a) The cross currency swap reflects an unrealized loss of $1.3 million for the nine months ended September 30, 2023 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $8.2 million recorded in interest expense for the nine months ended September 30, 2023.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the nine months ended September 30, 2023 and 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2023	2022
Three months ended	109,538	206,634
Nine months ended	133,509	234,382
Outstanding options and restricted stock units to purchase or receive 52,423 and 39,214 shares of common stock for the three month period ended September 30, 2023 and 2022, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 48,490 and 38,870 shares for the nine month period ended September 30, 2023 and 2022, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost, net	$287	$416	$3,467	$4,732	$—	$—	$3,754	$5,148
Interest cost on projected benefit obligations	1,256	674	4,965	1,447	7	3	6,228	2,124
Expected return on plan assets	(1,383)	(1,548)	(8,746)	(8,951)	—	—	(10,129)	(10,499)
Recognition of prior service cost	—	—	(1,074)	(1,046)	(19)	(19)	(1,093)	(1,065)
Recognition of actuarial losses/(gains)	548	584	2,591	4,665	—	(8)	3,139	5,241
Net periodic pension cost/(credit)	$708	$126	$1,203	$847	$(12)	$(24)	$1,899	$949

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost, net	$866	$1,248	$10,288	$14,497	$—	$—	$11,154	$15,745
Interest cost on projected benefit obligations	3,767	2,022	14,757	4,497	22	9	18,546	6,528
Expected return on plan assets	(4,149)	(4,642)	(25,958)	(27,398)	—	—	(30,107)	(32,040)
Recognition of prior service cost	—	—	(3,184)	(3,187)	(57)	(56)	(3,241)	(3,243)
Recognition of actuarial losses/(gains)	1,644	1,753	7,689	14,304	(1)	(23)	9,332	16,034
Net periodic pension cost/(credit)	$2,128	$381	$3,592	$2,713	$(36)	$(70)	$5,684	$3,024

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

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended September 30, 2023 and 2022 were $1.9 million and $4.2 million, respectively, and $5.6 million and $12.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2023
September 30, 2023	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$353,758	$34,253	$388,011	$90,604	$524,459
Swiss Operations	50,233	196,967	247,200	64,387	25,224
Western European Operations	198,520	47,879	246,399	46,345	96,966
Chinese Operations	162,012	70,392	232,404	83,865	596
Other (a)	177,939	2,677	180,616	30,007	13,393
Eliminations and Corporate (b)	—	(352,168)	(352,168)	(19,243)	—
Total	$942,462	$—	$942,462	$295,965	$660,638

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2023	Customers	Segments	Sales	Profit
U.S. Operations	$1,050,274	$101,243	$1,151,517	$276,605
Swiss Operations	143,405	580,174	723,579	207,723
Western European Operations	590,019	140,521	730,540	129,615
Chinese Operations	569,449	198,123	767,572	284,828
Other (a)	500,170	17,236	517,406	78,690
Eliminations and Corporate (b)	—	(1,037,297)	(1,037,297)	(107,341)
Total	$2,853,317	$—	$2,853,317	$870,120

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
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Earnings before taxes	$251,159	$275,885	$741,172	$745,578
Amortization	18,314	16,728	54,135	49,697
Interest expense	20,278	14,484	57,711	38,587
Restructuring charges	7,385	2,022	19,680	7,803
Other income, net	(1,171)	(1,949)	(2,578)	(7,818)
Segment profit	$295,965	$307,170	$870,120	$833,847

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2023 and 2022 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$942,462	100.0	$985,846	100.0	$2,853,317	100.0	$2,862,024	100.0
Cost of sales	382,923	40.6	401,190	40.7	1,163,669	40.8	1,186,122	41.4
Gross profit	559,539	59.4	584,656	59.3	1,689,648	59.2	1,675,902	58.6
Research and development	46,127	4.9	44,129	4.5	138,849	4.9	131,180	4.6
Selling, general and administrative	217,447	23.1	233,357	23.7	680,679	23.9	710,875	24.8
Amortization	18,314	1.9	16,728	1.7	54,135	1.9	49,697	1.7
Interest expense	20,278	2.2	14,484	1.5	57,711	2.0	38,587	1.3
Restructuring charges	7,385	0.8	2,022	0.2	19,680	0.7	7,803	0.3
Other charges (income), net	(1,171)	(0.1)	(1,949)	(0.3)	(2,578)	(0.2)	(7,818)	(0.2)
Earnings before taxes	251,159	26.6	275,885	28.0	741,172	26.0	745,578	26.1
Provision for taxes	49,528	5.2	55,288	5.6	137,188	4.8	138,910	4.9
Net earnings	$201,631	21.4	$220,597	22.4	$603,984	21.2	$606,668	21.2

Net sales
Net sales were $942.5 million and $985.8 million for the three months ended September 30, 2023, and 2022, respectively, and $2.9 billion for both the nine months ended September 30, 2023 and 2022. Sales in U.S. dollars decreased 4% for the three month period and were flat for the nine month period ended September 30, 2023. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 5% for the three month period and increased 1% for the nine month period ended September 30, 2023. Our net sales decline during the three months ended September 30, 2023 reflected reduced demand in most product categories, including a very sharp decline in China and weaker conditions in life sciences, following very strong growth in the past couple years. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there is increased uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. In particular, market demand in China has significantly deteriorated and we expect reduced sales during the remainder of 2023 as compared to the prior year. The ongoing developments related to Ukraine, and inflation, also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The recent escalation of the Israeli-Palestinian conflict has led to further turmoil in the geopolitical environment, and has increased global economic uncertainty. These developments could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended September 30, 2023 in U.S. dollars increased 12% in Europe, decreased 3% in the Americas, and decreased 17% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 4% in Europe, decreased 3% in the Americas, and decreased 14% in Asia/Rest of World. Our net sales by geographic destination for the nine months ended September 30, 2023 in U.S. dollars increased 1% in the Americas, 5% in Europe, and decreased 6% in Asia/Rest of World. Net sales by geographic destination for the nine months ended September 30, 2023 in local currencies increased 1% in the Americas and 4% in Europe, and decreased 1% in Asia/Rest of World. Net sales in Asia/Rest of World in local currency includes a decrease of 25% and 6% in China during the three and nine months ended September 30, 2023, respectively. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2022, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 8% in U.S. dollars and local currencies for the three months ended September 30, 2023 and decreased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. Service revenue (including spare parts) increased 9% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2023 and increased 11% in U.S. dollars and local currencies for the nine months ended September 30, 2023, compared to the corresponding periods in 2022.
Net sales of our laboratory-related products and services, which represented approximately 55% of our total net sales, decreased 8% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2023, and decreased 4% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2023. The local currency decrease in net sales of our laboratory-related products for the three and nine months ended September 30, 2023 reflects a decline in most product categories with a significant sales decline in China and reduced demand in life science markets.

Net sales of our industrial-related products and services, which represented approximately 39% of our total net sales, decreased 5% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2023, and increased 1% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2023. The local currency decrease in net sales of our industrial-related products for the three months ended September 30, 2023 includes a decline in core-industrial products against particularly strong growth in the previous year, offset in part by modest growth in product inspection.

Net sales in our food retailing products and services, which represented approximately 6% of our total net sales, increased 53% in U.S. dollars and 49% local currencies for the three months ended September 30, 2023, and increased 34% in U.S. dollars and 33% in local currencies for the nine months ended September 30, 2023. The local currency increase in food retailing products for the three and nine months ended September 30, 2023 includes very strong project activity, especially in the Americas.
Gross profit
Gross profit as a percentage of net sales was 59.4% and 59.3% for the three months ended September 30, 2023 and 2022, respectively, and 59.2% and 58.6% for the nine months ended September 30, 2023 and 2022, respectively.
Gross profit as a percentage of net sales for products was 61.2% and 61.1% for the three months ended September 30, 2023 and 2022, respectively, and 60.7% and 60.3% for the nine months ended September 30, 2023 and 2022, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 53.5% and 52.5% for the three months ended September 30, 2023 and 2022, respectively, and 54.2% and 52.0% for the nine months ended September 30, 2023 and 2022, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2023 primarily reflects favorable price realization, offset in part by reduced volume, higher costs, business mix and foreign currency translation.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% and 4.5% for the three months ended September 30, 2023 and 2022, respectively, and was 4.9% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively. Research and development expenses increased 5% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2023, and increased 6% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 and includes increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 23.1% and 23.7% for the three months ended September 30, 2023 and 2022, respectively, and were 23.9% and 24.8% for the nine months ended September 30, 2023 and 2022, respectively. Selling, general and administrative expenses decreased 7% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2023, and decreased 4% in U.S. dollars and local currencies for the nine months ended September 30, 2023. The local currency decrease includes reduced variable compensation and benefits from our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $18.3 million and $16.7 million for the three months ended September 30, 2023 and 2022, respectively, and $54.1 million and $49.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Interest expense was $20.3 million and $14.5 million for the three months ended September 30, 2023 and 2022, respectively, and $57.7 million and $38.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense is primarily related to higher variable interest rates.
Restructuring charges were $7.4 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $19.7 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively. Restructuring expenses are primarily comprised of employee-related costs.

Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $1.9 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $12.7 million and for the nine months ended September 30, 2023 and 2022, respectively.
Our reported tax rate was 19.7% and 20.0% during the three months ended September 30, 2023 and 2022, respectively, and 18.5% and 18.6% during the nine months ended September 30, 2023 and 2022, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended September 30, 2023 and 2022. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	%	2023	2022	%
Total net sales	$388,011	$408,841	(5)%	$1,151,517	$1,175,695	(2)%
Net sales to external customers	$353,758	$373,764	(5)%	$1,050,274	$1,060,730	(1)%
Segment profit	$90,604	$93,823	(3)%	$276,605	$261,805	6%

Total net sales decreased 5% and 2% for the three months and nine months ended September 30, 2023, respectively, compared with the corresponding periods in 2022. Net sales to external customers decreased 5% and 1% for the three and nine months ended September 30, 2023, respectively, compared with the corresponding periods in 2022. Total net sales to external customers for the three and nine months ended September 30, 2023 reflect a decline in laboratory-related and industrial-related products offset in part by very strong project activity in food retailing.
Segment profit decreased $3.2 million for the three month period and increased $14.8 million for the nine month period ended September 30, 2023, compared to the corresponding periods in 2022. Segment profit during the three months ended September 30, 2023 was impacted by a decline in net sales, offset in part by benefits from our margin expansion and cost savings initiatives.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$247,200	$248,321	—%	$723,579	$737,936	(2)%
Net sales to external customers	$50,233	$40,972	23%	$143,405	$126,304	14%
Segment profit	$64,387	$77,457	(17)%	$207,723	$220,791	(6)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales were flat in U.S. dollars and decreased 8% in local currency for the three months ended September 30, 2023, and decreased 2% in U.S. dollars and 7% in local currency for the nine months ended September 30, 2023, respectively, compared to the corresponding periods in

2022. Net sales to external customers increased 23% in U.S. dollars and 16% in local currency for the three months ended September 30, 2023 and increased 14% in U.S. dollars and 10% in local currency for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. The increase in local currency net sales to external customers for the three and nine months ended September 30, 2023 includes particularly strong growth in food retailing, as well as industrial-related products, offset in part by a decline in laboratory-related products.
Segment profit decreased $13.1 million for the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022. Segment profit during the three and nine months ended September 30, 2023 includes lower net sales volume to intercompany segments and unfavorable foreign currency translation, offset in part by cost savings initiatives.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$246,399	$230,445	7%	$730,540	$711,195	3%
Net sales to external customers	$198,520	$180,959	10%	$590,019	$564,108	5%
Segment profit	$46,345	$38,950	19%	$129,615	$112,963	15%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 7% in U.S. dollars and were flat in local currencies for the three months ended September 30, 2023 and increased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers increased 10% in U.S. dollars and 2% in local currencies for the three months ended September 30, 2023, and increased 5% in U.S. dollars and 4% in local currencies for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. Local currency net sales to external customers for the three and nine months ended September 30, 2023 includes growth in most product categories, offset in part by a decline in food retailing.
Segment profit increased $7.4 million and $16.7 million for the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods in 2022. Segment profit increased during the three and nine months ended September 30, 2023 and includes benefits from our margin expansion and cost savings initiatives and favorable foreign currency translation.
Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$232,404	$309,007	(25)%	$767,572	$877,084	(12)%
Net sales to external customers	$162,012	$229,722	(29)%	$569,449	$642,237	(11)%
Segment profit	$83,865	$123,345	(32)%	$284,828	$313,769	(9)%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 25% in U.S. dollars and 20% in local currency for the three months ended September 30, 2023 and decreased 12% in U.S. dollars and 7% in local currency for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers decreased 29% in U.S. dollars and 25% in local currency by origin for the three months ended September 30, 2023 and decreased 11% in U.S. dollars and 6% in local currency during the nine months ended September 30, 2023, compared to the corresponding periods in 2022. The decrease in local currency net sales to external customers during the three months ended September 30, 2023 reflects a significant decline in market demand, especially in laboratory and core-industrial products following very strong growth in the past couple of years. Market demand in China has significantly deteriorated and we expect reduced sales during the remainder of 2023 as compared to the prior year. Uncertainties have increased and market conditions may change quickly.
Segment profit decreased $39.5 million and $28.9 million for the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The decrease in segment profit for the three and nine months ended September 30, 2023 primarily reflects lower sales volume and unfavorable currency translation, offset partially by benefits from our margin expansion and cost savings initiatives.
Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	%1)	2023	2022	%1)
Total net sales	$180,616	$161,134	12%	$517,406	$471,022	10%
Net sales to external customers	$177,939	$160,429	11%	$500,170	$468,645	7%
Segment profit	$30,007	$20,603	46%	$78,690	$63,298	24%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 12% in U.S. dollars and 11% in local currency for the three months ended September 30, 2023 and increased 10% in U.S. dollars and 11% in local currency for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. Net sales to external customers increased 11% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2023 and increased 7% in U.S. dollars and 8% in local currencies for the nine months ended September 30, 2023, compared to the corresponding periods in 2022. The increase in net sales to external customers for the three and nine months ended September 30, 2023 includes solid growth in most product categories.
Segment profit increased $9.4 million and $15.4 million for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in segment profit for the three and nine months ended September 30, 2023 is primarily related to increased sales volume and our margin expansion initiatives. Segment profit for the nine months ended September 30, 2023 was also particularly impacted by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $684.4 million during the nine months ended September 30, 2023, compared to $555.4 million in the corresponding period in 2022. The increase for the nine months ended September 30, 2023 is primarily related to favorable working capital and lower cash incentive payments of $20 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $72.9 million for the nine months ended September 30, 2023 compared to $89.2 million in the corresponding period in 2022.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of September 30, 2023, we have obtained $32.3 million of the $35.8 million of total funding to be received through the remainder of 2023, which will offset associated capital expenditures. During the nine months ended September 30, 2023 we incurred approximately $7.7 million of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the nine months ended September 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $724.0 million and $825.0 million on the repurchase of 526,019 shares and 629,380 shares, during the nine months ended September 30, 2023 and 2022, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. We expect the financial impact of the IRA to be immaterial to our financial statements.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	$125,000	$—	$125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	131,704	131,704
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	142,241	142,241
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	131,704	131,704
Debt issuance costs, net	(2,753)	(1,389)	(4,142)
Total Senior Notes	947,247	404,260	1,351,507
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	509,253	190,303	699,556
Other local arrangements	5,803	51,618	57,421
Total debt	1,462,303	646,181	2,108,484
Less: current portion	(127,663)	(51,420)	(179,083)
Total long-term debt	$1,334,640	$594,761	$1,929,401

(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

As of September 30, 2023, approximately $545.2 million of additional borrowings was available under our Credit Agreement, and we maintained $69.7 million of cash and cash equivalents.
In May 2023 we amended our Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of September 30, 2023.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature in March 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report on Form 10-K. We used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
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
Share Repurchase Program
We have $2.7 billion of remaining availability for our share repurchase program as of September 30, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.5 million shares since the inception of the program in 2004 through September 30, 2023. During the nine months ended September 30, 2023 and 2022, we spent $724.0 million and $825.0 million on the repurchase of 526,019 and 629,380 shares at an average price per share of $1,388.54 and $1,310.79, respectively. We also reissued 70,812 shares and 80,466 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2023 and 2022, respectively.
Effect of Currency on Results of Operations

Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.0 million to $2.3 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.3 million to $3.6 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at September 30, 2023, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $34.1 million in the reported U.S. dollar value of our debt.
Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to Ukraine and the Israeli-Palestinian conflict. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, ongoing developments related to Ukraine and the Israeli-Palestinian conflict on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, the ongoing developments related to Ukraine, and the Israeli-Palestinian conflict. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2023 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2023	54,411	$1,336.40	54,411	$2,886,430
August 1 to August 31, 2023	69,656	$1,239.04	69,656	$2,800,976
September 1 to September 30, 2023	57,570	$1,167.40	57,570	$2,734,433
Total	181,637	$1,245.50	181,637	$2,734,433
The Company has $2.7 billion of remaining availability as of September 30, 2023. We have purchased 31.5 million shares since the inception of the program through September 30, 2023.
During the nine months ended September 30, 2023 and 2022, we spent $724.0 million and $825.0 million on the repurchase of 526,019 and 629,380 shares at an average price per share of $1,388.54 and $1,310.79, respectively. We also reissued 70,812 shares and 80,466 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2023 and 2022, respectively. In addition, we incurred $2.2 million and $6.4 million of excise tax during the three and nine months ended September 30, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	November 9, 2023	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer