Form 10-K
period 2023-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2024-02-09
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 25, 2024 there were 21,478,705 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2023 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023) was approximately $28.7 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2024	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to Ukraine, and the Israel-Hamas war. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, ongoing developments related to Ukraine, and the Israel-Hamas war on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, ongoing developments related to Ukraine, and the Israel-Hamas war. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Our business is geographically diversified, with net sales in 2023 derived 41% from North and South America, 27% from Europe, and 32% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers and moisture analyzers. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated by our instruments. The laboratory instruments and related service business accounted for approximately 55% of our net sales in 2023, 57% in 2022, and 56% in 2021.
Laboratory Balances
Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To respond to a wide range of customer needs and value/price points, we market our balances in a range of product tiers offering different levels of functionality. We also provide filter weighing and powder and liquid dosing automated systems. Based on the same weighing technology platform, we manufacture mass comparators, which are used by weights and measures officials as well as National Measurement Institute laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, biotechnology, testing lab, food, chemical, cosmetics, academia, and other industries.

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
Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow, and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in plastics and polymer industries and academia and increasingly in the pharmaceutical and advanced materials industries.
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
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, micro-

electronics, chemical, and refining companies, as well as power plants. More than half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards like the USP (U.S. Pharmacopeia) regulations for ultrapure water quality.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 39% of our net sales in 2023, 38% in 2022, and 39% in 2021.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer weighing and software solutions, which can integrate counter, self-service, backroom and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. In addition, we offer weighing solutions for fast-growing areas like self-checkout and unmanned stores, as well as AI-driven image recognition solutions for fresh goods. The customer benefits of our retail solutions are in the areas of enterprise-wide device management as well as article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 6% of our net sales in 2023 and 5% in both 2022 and 2021.
Customers and Distribution
Our principal customers include companies in the following key end-markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations and testing labs); food manufacturers; chemical, specialty chemicals, and cosmetics companies; the academic community; food retailers; the transportation and logistics industry; the metals industry; and the electronics industry.
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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2023 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2023, our sales and service group consisted of approximately 9,000 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on-demand services, and replacement parts) accounted for approximately 23% of our net sales in 2023 and 20% in both 2022 and 2021.
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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $532 million in research and development ($185 million in 2023, $177 million in 2022, and $170 million in 2021), which is approximately 5% of net sales for each year. Our research and development efforts fall into three categories:
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
Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Prior to 2023, fourth quarter sales have historically generated approximately 27% to 30% of our net sales. This trend has a somewhat greater effect on earnings before taxes than on net sales because fixed costs are generally incurred evenly across all quarters.
Employees
Our total global workforce was approximately 17,300, consisting of 16,000 employees and 1,300 temporary personnel, as of December 31, 2023, and includes approximately 6,200 in Europe, 4,800 in North and South America, and 6,300 in Asia and other countries.
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
We promote diversity and we encourage all employees, inclusive of all our demographics, to take on more responsibilities and management positions. As of December 31, 2023, approximately 36% of our global employee headcount was female, with approximately 29% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2023, approximately 97% of employees completed one or more training courses, including part-time and temporary personnel. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and there has been one fatality from an occupational incident related to a motor vehicle accident in the past five years.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 8,000 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. Approximately 15 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant positive impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering sustainable products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces (see Employees section above), and (5) following corporate governance best practices.

We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As an example, as of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions by realizing efficiency improvements, sourcing 100% renewable electricity for all our operations, and using offsets. We also have goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case by 2025. Furthermore, we are committed to greenhouse gas emission reduction targets in line with what the latest climate science deems necessary to meet the goals of the 2015 Paris Agreement on climate change. Our commitment includes near-term and long-term net-zero targets approved by the Science Based Target initiative (SBTi). As a further example, we pursue several goals related to supply chain transparency including targeted supplier audits. We report annually on our progress related to sustainability topics in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
Blue Ocean refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We also are largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our operations in the U.S., China, most of Asia Pacific, and a significant portion of Europe including Switzerland, Germany, U.K., Benelux, France, and Spain. We estimate that we have more than 90% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
Intellectual Property
We hold over 5,300 patents and trademarks (including pending applications), primarily in the United States, Switzerland, China, the European Union, Germany, the United Kingdom, Italy, France, Japan, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. We estimate that the costs of compliance associated with the site over the next several years will be approximately a total of $0.1 million.
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
Most of our business is derived from companies in developed countries. Economic uncertainty in many parts of the world, including the impact of high inflationary environments and governmental monetary policies and related rising interest rates to combat inflation, the war in Ukraine, the escalation of the conflict in the Middle East related to the Israel-Hamas war, international trade disputes, and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries were to experience slow growth or recession, we could see the following effects:
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
We are subject to certain risks associated with our international operations, including our significant concentration of business in China and ongoing developments related to Russia, Ukraine, and the Middle East.
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. In addition to the currency risks discussed below, our international operations pose other potential substantial risks and problems for us, including the following:
•current reduced market demand in our core segments in China and the current economic conditions in this region;
•local tariffs and trade barriers;
•additions or revisions to a country's legal and regulatory requirements;
•difficulties in staffing and managing local operations and/or mandatory salary increases;
•credit risks arising from financial difficulties facing local customers and distributors;
•difficulties in protecting intellectual property;
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $19.8 million of cash at December 31, 2023 in our Chinese subsidiaries;
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
•reduced foreign investment and/or demand;
•credit tightening or reduction in credit availability for local customers; and
•emerging markets can be volatile and change quickly.
China represents a significant portion of our business and financial results and has an important role in our global supply chain. For example, our Chinese operations accounted for 19% of sales to external customers, 32% of total segment profit, and approximately 34% of our global production during 2023. In recent years, geopolitical tensions have increased, particularly between the United States and China. Among other issues, these geopolitical topics have resulted in increased tariffs and trade restrictions. The Chinese government and other governments have also increased their focus on domestic purchasing requirements. In addition, as a result of the significant supply chain disruptions during the COVID-19 pandemic, many companies are seeking increased flexibility in their supply chains that may result in reduced foreign investment in China. The Chinese economy also has recently slowed and is impacted by challenges with the country's real estate market that affects domestic consumption and has historically been a source of funds for government stimulus. These risks could lead to reduced sales in China, as well as higher costs.
After benefiting from significant growth in 2022 and 2021, market demand in China declined significantly during the second half of 2023, resulting in a 10% decrease in local currency net sales during 2023. We also expect net sales in China to decrease during the first half of 2024. Our business is significantly impacted by market demand in our core segments of pharma/biopharmaceutical, food manufacturing, and chemical. Market conditions also can be volatile and change quickly, as experienced in 2023.
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
In response to Russia's invasion of Ukraine in 2022, and as referenced above, the U.S., the European Union, and certain other countries imposed economic sanctions on Russian financial institutions, businesses in Russia, and Russian interests and individuals, and the Russian government implemented sanctions and regulations in response. We continue to monitor the ongoing developments related to Ukraine, as well as the status of all applicable sanctions.

We have remained in close contact with our employees in Ukraine and have provided financial assistance and supplies to them. We suspended all shipments to Russia since the beginning of the invasion in February 2022. For historical reference, in 2021, approximately 1% of our net sales were in Russia and Ukraine, and we had an immaterial amount of assets and liabilities in both countries as of December 31, 2023, 2022, and 2021. We also do not have manufacturing in Russia or Ukraine.
Due to the impact of reduced energy supplies from Russia, the Council of the European Union (EU Council) proposed that all European member states extend their voluntary 15% reduction target in gas consumption compared to their average consumption for the five years ended March 31, 2022. The extended reduction timeframe commenced April 1, 2023 and is expected to continue through March 31, 2024. Accordingly, the availability and cost of energy may be impacted.
While we do not conduct manufacturing operations in the Middle East, we do sell products into the region, which represents less than 1% of total sales. Our customer base and demand in and nearby the region and worldwide may be affected by the Israel-Hamas war and the effects it is having in the region. In addition, the recent Houthi attacks on commercial shipping vessels in the Red Sea and Suez Canal, which are related to the Israel-Hamas war, have disrupted global supply chains, resulting in increased shipping costs, freight surcharges, shipment delays, reduced shipping capacity, and other significant supply chain impacts to companies that could negatively impact our financial results. These events may also negatively impact our customers which could result in reduced sales. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine and the Israel-Hamas war, have heightened global economic and geopolitical uncertainty.
While it is difficult to estimate the impact of the ongoing Ukraine invasion and the Israel-Hamas war on the global economy, including increased inflation, higher energy and transportation costs, global supply chain disruptions, and potential energy shortages, the invasion of Ukraine and the Israel-Hamas war could adversely impact our financial results and present several risks to our business. Also, uncertainties related to these conflicts exist, and the resulting impact to the global economy and market conditions can change quickly.
We continue to monitor the ongoing developments related to these conflicts, as well as the advent of any applicable sanctions.
Our business and financial performance may be adversely affected by a cybersecurity attack.
We rely on our technology infrastructure to interact with suppliers, sell our products and services, fulfill orders, support our customers, and bill, collect, and make payments. Our internally developed system and processes, as well as those provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity incidents, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Many of our systems are not redundant, and our disaster recovery planning may not be sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could result in our suffering significant financial and reputational damage.
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
The techniques and sophistication used to conduct cyberattacks and compromise information technology infrastructure, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state-sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplify these concerns.
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
We have also been implementing our Blue Ocean program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our operations in the U.S., China, most of Asia Pacific, and a significant portion of Europe including Switzerland, Germany, U.K., Benelux, France, and Spain. We estimate that we have more than 90% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as global supply chain and production issues, changes in third-party service providers, strikes or other labor unrest, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, floods, rising water levels, other weather events or natural disasters (including the potential impacts of climate change), or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
Our business would suffer if we were unable to obtain supplies of material.
We purchase most of our raw materials, components, and supplies from multiple suppliers. Some items are purchased from a limited or single source of supply, and disruption of these sources whether as a result of issues with our suppliers' operation or the timely availability of shipments from freight carriers could affect our ability to manufacture products. For example, the recent Houthi attacks on commercial shipping vessels in the Red Sea and Suez Canal, which are related to the Israel-Hamas war, have disrupted global supply chains, resulting in increased shipping costs, freight surcharges, shipment delays, reduced shipping capacity, and other significant supply chain impacts to companies that could negatively impact our financial results. Even where multiple sources of materials and components are available, the quality of the alternative materials, regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If we are unable to obtain materials or components for an extended time, this could damage our customer relationships and harm our financial condition or results of operations.
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
In addition, as we develop new products and services, we could be required to comply with additional regulations. If we fail to comply with the new regulations, it could affect the launch of the new product and service, in particular, and our company, as a whole. For instance, it is expected that laws and regulations around the use of AI and machine learning tools will increase over the next few years, but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. As we introduce AI and machine learning into our technology platform (as well as those of our customers through provision of our services), we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply, which would put us at a competitive disadvantage. Further, if we fail to adopt these new technologies, we may face price pressure from competitors using lower-cost AI systems.
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
The COVID-19 pandemic adversely affected and may continue to adversely affect various aspects of our business, such as our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and has adversely affected the global economy, which in turn can adversely affect our global business, results of operations, and financial condition.
Our global operations expose us to risks associated with public health crises that could have an adverse effect on our business results and financial condition.
For instance, the coronavirus pandemic (COVID-19) spread globally in all countries where we do business and led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. While the impact of COVID-19 has diminished, our global operations could be negatively affected if our employees become ill as a result of exposure to COVID-19 or another pandemic illness, are subject to governmental stay-at-home orders, lockdowns, facility closures, reduction in operating hours, staggered shifts or other social distancing efforts, or labor shortages, or are quarantined. COVID-19 or another pandemic may interfere with general commercial activity related to our supply chain and customer base.
The COVID-19 pandemic resulted in significant disruptions to the global economy, as well as to businesses and capital markets globally. If COVID-19 resurges or another pandemic develops, we may experience volatility in our results, including reduced global sales volume from lower customer demand and supply chain challenges, including the availability of certain components, material shortages, supplier delays, transportation delays, and higher transportation and material costs.

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
Strategic Risks
A prolonged downturn or additional consolidation in the pharma/biopharmaceutical, food manufacturing, and chemical industries could adversely affect our operating results. A reduction in the capital resources or government funding of our customers could reduce our sales.
Our products are used extensively in the pharma/biopharmaceutical, food manufacturing, and chemical industries. We experienced reduced demand in these segments, which negatively impacted our net sales in 2023. Market demand in pharma/biopharmaceutical was particularly impacted in 2023 after significant growth during the COVID-19 pandemic over the past few years. Consolidation in these industries also hurt our sales in the past. A prolonged global economic downturn, a downturn affecting one or more of these industries, or consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers’ ability to purchase our products.
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
We also expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. In addition, our competitors are expected to continue to improve their technology infrastructure, as well as the technology services offered to their customers, including the use of artificial intelligence and machine learning solutions, to interact with suppliers, sell their products and services, and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience could affect our ability to compete. Although we believe that our products and services have advantages over our competitors, we may not be able to realize and maintain these advantages.
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
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.2 million to $3.5 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2023, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $39.8 million in the reported U.S. dollar value of our debt.

Inflation can impact our operating results and the global economy.
Inflation affects the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation also affects labor costs, which are a significant element of our overall cost structure. If these costs cannot be passed on to customers, our margins could be reduced.
Inflation also leads to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs.
Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. While the global inflation rate began to ease in 2023 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant geopolitical conflicts throughout the world.
These inflationary conditions could have a greater impact on our operating results in future years, including the impact of a potential European energy crisis, which could also negatively impact demand in certain customer segments that are more energy dependent such as customers in the chemical industry.
The pace of inflationary changes can also occur more quickly than our ability to respond with corresponding price increases and cost optimization or reduction measures. In addition, there may be differences in inflation rates between countries where we incur the major portion of our costs and other countries where we sell products, which may limit our ability to recover increased costs. The competitive environment in which we operate may also limit our ability to recover higher costs through increased selling prices.
Historically, we also have experienced higher inflation in China, Eastern Europe, India, and Brazil. To date, these inflationary conditions have not had a material effect on our operating results. However, given our presence in China, Eastern Europe, India, and Brazil, these inflationary conditions could have a greater impact on our operating results.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2023, our consolidated balance sheet included goodwill of $670.1 million and other intangible assets of $285.4 million.
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
Any changes in corporate income tax rates or regulations, on repatriation of dividends, earnings, share repurchases, or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability. Potential OECD changes impacting consumer businesses could also have an unfavorable effect on some of our key customer segments such as pharmaceutical and food manufacturing, which could result in a decline or delay in capital spending by our customers and a resulting decline in our revenues and profitability.
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
Political policy in the United States, China, the U.K., and certain European countries may impact global trade and domestic purchasing or create uncertainty. In recent years, the United States government has adopted a new approach to trade policy and in certain cases has sought to renegotiate, or possibly terminate, certain existing trade agreements. The United States government has also initiated tariffs on certain foreign goods, particularly those produced in China. As a result, certain foreign governments, including the Chinese government, have imposed retaliatory tariffs on goods that their countries import from the United States. Certain governments, such as China, also have implemented domestic purchasing requirements that could favor local competition and result in reduced sales.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2023, we had total indebtedness of approximately $2.0 billion, net of cash of $69.8 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.25 billion. Our credit facility is provided by a group of 14 financial institutions, which individually have between 4% and 11% of the total funding commitment. At December 31, 2023, we had borrowings of $643.6 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.25 billion amount available.
We are subject to risks associated with the discontinuation of LIBOR.
In 2017, the U.K. Financial Conduct Authority (the FCA) announced that it intended to phase out the London Interbank Offered Rate (LIBOR). The FCA ceased publication of U.S. dollar LIBOR after December 31, 2021 in the case of one-week and two-month U.S. dollar LIBOR, ceased publication on June 30, 2023 in the case of the overnight and 12-month U.S. dollar LIBOR, and will cease publication after September 2024 in the case of the remaining U.S. dollar LIBOR benchmarks, which continue to be published using a synthetic methodology. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear when new agreed-upon benchmark rates will be established. As mentioned in Note 2 to the consolidated financial statements, our current cross currency swap and credit agreements were amended to change the interest rate benchmark from LIBOR to SOFR and other non-U.S. dollar references, which did not materially change the amount or timing of cash flows. As a result, the discontinuation of LIBOR in June 2023 did not have a material impact on our financial statements.
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
•the estimated costs and performance of transportation and logistics, including third-party service providers;
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
•the continued growth of our sales in emerging markets; and
•the effectiveness of our productivity and cost saving initiatives.
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

Item 1B.Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on our technology infrastructure and information systems to interact with suppliers, sell our products and services, fulfill orders, support our customers, and bill, collect, and make payments. Our internally developed system and processes, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over the years and in some cases have been conducted or sponsored by governmental actors with significant means. We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems, our products, and our business. Our Board of Directors has direct oversight of our enterprise risk management process, including the management of cybersecurity risks, as described below.
Under the direction and supervision of our Chief Financial Officer, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks we face, risks more broadly across our peers and industries, and a detailed description of the actions we have taken to mitigate these risks. The Audit Committee of the Board of Directors reviews the results of the enterprise risk assessment in detail with management on an annual basis and reports on its review to the Board of Directors each year. We provide a comprehensive update to the Board of Directors on cybersecurity at least annually, and more frequently as relevant.
Our Head of Global Supply Chain and IT, Head of Digital Business Services, and Head of Information Security serve on our Cybersecurity Steering Committee (the “Cyber SteCo”), along with our General Counsel who reports to our Chief Executive Officer, and our Head of Financial Processes who reports to our Chief Financial Officer. The Cyber SteCo, which meets monthly, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, and receives regular updates on cybersecurity-related matters.
Our Head of Global Supply Chain and IT, reporting to our Chief Executive Officer, has principal responsibility for assessing and managing cybersecurity risks and preparing updates for the Board of Directors. Our Head of Digital Business Services reports to our Head of Global Supply Chain and IT and is responsible for the operation of our cybersecurity program. Our Head of Digital Business Services is educated in business computing sciences and has over twenty years working in leadership, management, and consulting roles in digitalization, application management, and cybersecurity. Our Head of Digital Business Services also has experience implementing and leading global governance frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and ISO

27001. An Advisory Board, comprised of the Chief Executive Officer, Chief Financial Officer, Head of Global Supply Chain and IT, and Head of Digital Business Services, meets quarterly to discuss digital initiatives and investments, inclusive of cybersecurity topics. An experienced team of IT security professionals reports to our Head of Digital Business Services.
The Cyber SteCo oversees activities related to the monitoring, prevention, detection, mitigation, and remediation of cybersecurity risks. We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory quarterly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, and periodic assessments of third-party service providers to assess the cyber preparedness of key vendors. To enhance our threat preparedness, we perform monthly vulnerability scans, annual penetration testing with a third-party, and annual disaster recovery and cyber response drills, including third-party facilitated drills. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a third party operated security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. As noted above, our Cyber Steco also has implemented comprehensive incident response plans that define the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Cyber SteCo escalates events, including to the Chief Executive Officer and Board of Directors, as deemed necessary.
The Cyber SteCo oversees our engagement with reputable third parties, which we utilize in connection with our established processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident.
If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Many of our systems are not redundant, and our disaster recovery planning may not be sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could result in our suffering significant financial and reputational damage. Customers may use our products and/or software to generate or manage critical information. Though we take steps to ensure our products and/or software are secure, it is possible that a cyber attack could result in the loss or compromise of critical information. If a customer alleges that a cyber attack causes or contributes to a loss or compromise of critical information, whether or not caused by us, we could face harm to our reputation and financial condition as it could cause us to incur legal liability and increased costs to respond to such events.

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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Vacaville, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Lutz, Florida	Owned	U.S. Operations
Tijuana, Mexico (two facilities)	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Princeton, New Jersey	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations
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
Holders
At January 25, 2024, there were 35 holders of record of common stock and 21,478,705 shares of common stock outstanding. We estimate we have approximately 201,717 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2018 through December 31, 2023 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$350
$300
$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-18
12-31-19
12-31-20
12-31-21
12-31-22
12-31-23

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Mettler-Toledo	$100	$140	$202	$300	$256	$214
S&P 500 Index	$100	$131	$156	$200	$164	$207
SIC Code 3826 Index	$100	$137	$191	$265	$208	$196
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2023	68,504	$1,043.79	68,504	$2,662,927
November 1 to November 30, 2023	59,951	1,031.17	59,951	2,601,107
December 1 to December 31, 2023	37,439	1,139.84	37,439	2,558,431
Total	165,894	$1,060.91	165,894	$2,558,431
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $2.6 billion of remaining availability as of December 31, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.7 million common shares since the inception of the program in 2004 through December 31, 2023, at a total cost of $8.9 billion and an average price per share of $281.95. During the years ended December 31, 2023 and 2022, we spent $900.0 million and $1.1 billion on the repurchase of 691,913 shares and 838,010 shares at an average price per share of $1,300.72 and $1,312.61, respectively. We reissued 79,076 shares and 133,916 shares held in treasury for the exercise of stock options and restricted stock units during 2023 and 2022, respectively. In addition, we incurred $8.1 million of excise tax during the year ended December 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
Net sales in U.S. dollars decreased 3% in 2023 and increased 5% in 2022. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 3% in 2023 and increased 11% in 2022. 2023 was a challenging year after very strong sales growth during the previous two years. Net sales in 2023 were also impacted by shipping delays of approximately $58 million with a new external European logistics service provider, which we expect to largely recover in the first quarter of 2024. We estimate local currency net sales decreased approximately 1% in 2023 excluding the impact of the delayed shipments. Market demand declined in our core segments, especially pharma/biopharmaceutical, with a significant drop-off in China during the second half of the year. While market demand declined, we continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increasing the use of digital tools, and continuing to optimize our lead generation and lead nurturing processes.
In addition to reduced market demand during 2023, we also continued to experience global inflation, unfavorable foreign currency, and increased interest rates. Our team’s resilience and agility to quickly react to adapt to the changing environment were critical to our ability to mitigate these challenges. In particular, our pricing program and productivity and cost savings initiatives helped offset inflationary pressures and volume declines. Over the past few years, we also accelerated our ability to use advanced analytics to identify and pursue growth opportunities, while increasing the effectiveness of our digital tools to support our global sales organization. We also have continued to increase engagement with our customers with our Go-to-Market and digital approaches. Our market leading solutions and ability to leverage our innovative portfolio have also allowed us to quickly capitalize on our customers demand for automation and digitalization solutions. This is also true for faster growing segments such as lithium-ion batteries, semiconductors and advanced new materials. We are well positioned, and have continued to make investments to further strengthen our portfolio and capture future growth opportunities. Our Service business also delivered very strong results in 2023 as we have been able to support our customers’ ability to maintain uptime, improve productivity, and comply with regulatory requirements.
As we enter 2024, we expect to continue to benefit from market trends towards automation and digitalization, as well as customer investments in on/near-shoring activities. However, many of our end markets, including pharma/biopharmaceutical, food, and chemical are challenged after years of very strong growth. In addition, market conditions and challenges remain uncertain relating to the macro environment and global economy, including the impacts of tighter monetary policies and related increase in interest rates to combat inflation, and ongoing developments in Ukraine, the Israel-Hamas war, and increasing geopolitical tensions. Accordingly, we expect demand for our products to be reduced during the first half of 2024 which also reflects difficult prior period comparisons after strong results in both 2023 and 2022, particularly in our laboratory business and in China. Market conditions also may change quickly.

Our laboratory sales experienced a significant decline in 2023, particularly from life sciences and biotech customers after two years of very strong growth. We expect difficult market conditions during the first half of 2024, but believe we will benefit from favorable biopharma market trends in the future. We also believe we will continue to benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. Overall, we believe we are well positioned to continue to capture growth and gain market share in our laboratory business.
Our industrial sales were down slightly in 2023 related to core-industrial which included weak market conditions in China. We expect reduced market demand, especially in China, during the first half of 2024. Our core industrial-related products are also especially sensitive to changes in economic growth. However, we continue to benefit from our strong product offering and focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. We also continue to benefit from market trends in automation and digitalization and also expect to benefit from customer on/near-shoring activities in the future. China and emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to also be a source of long-term growth. We expect our product inspection end-market to also benefit from our customers’ focus on brand protection, food safety, and productivity. However, product inspection customers in the packaged food industry have been negatively impacted by inflation and many of these customers reduced investments during 2023.
Our food retailing sales increased significantly during 2023 primarily due to strong project activity, especially in the Americas. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2024, we will continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Innovation is essential to gaining market share and is fundamental in all aspects of our business including sales and marketing and technology leadership. Our global sales and marketing initiative, Spinnaker, continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, product offering, and installed base. While this initiative is broad-based, efforts to improve these processes include the use of advanced data analytics to identify, prioritize, and pursue growth opportunities; the implementation of more effective pricing related to value-based selling strategies and processes; improved sales force guidance, training, and effectiveness; cross-selling; increased segment marketing; and leads generation and nurturing activities. We also have added resources to pursue under-penetrated market opportunities and continue to adapt our Go-to-Market approaches with additional inside and telesales resources, while also increasing digital customer interaction. We continue to benefit from digitalization tools to gain efficiencies and increase the effectiveness of our field sales force. In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets.
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

Faster-Growing Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 35% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have a 35-year track record in China, and our sales in Asia have grown more than 12% on a compound annual growth basis in local currencies since 1999. Over the years, we also have broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, versus the prior year, we experienced a 5% decrease in emerging market local currency sales by destination during 2023, which included a 10% local currency sales decline in China. Following particularly strong growth in 2022 and 2021, market conditions in China declined significantly during the second half of 2023, especially in our laboratory business, and we expect reduced sales during the first half of 2024. Going forward, we continue to redeploy resources and sales and marketing efforts to pharma, food manufacturing, chemical, and new energy. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from our focus on these segments. We also continue to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile as we experienced in China during 2023. China has historically been volatile and market conditions may change unfavorably due to various factors. In addition to China and emerging markets, we also pursue other faster-growth vertical markets. While rather small, these markets present outsized growth potential. Segments include lithium-ion batteries, semiconductors, advanced materials, and plant-based food. The components of these faster-growing segments will change as various markets develop and we will continue to leverage the breadth and scope of our product offering as new opportunities emerge.
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
Expanding Our Margins. We continue to strive to improve our margins by enhancing our value proposition via innovation, more effectively pricing our products and services, optimizing our cost structure, and improving our mix in higher-margin businesses such as service. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also have implemented productivity and cost savings initiatives to mitigate our reduced 2023 volume, while also focusing on reallocating resources to better align our cost structure to support our investments in market penetration initiatives, higher-growth/profitable areas, and opportunities for margin improvement.
We also have implemented global procurement and supply chain management programs over the last several years aimed at lowering costs and have increased our focus on these programs with our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, improving our order to cash cycle, and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences and process analytics as key areas for acquisitions. For example, in 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. We also paid an additional $10.0 million per year related to an earn-out provision in the agreement both in 2022 and 2023. In 2021, we also acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and we have paid additional consideration of EUR 2.0 million in 2023 and EUR 0.6 million in 2022.
Results of Operations — Consolidated
Net sales
Net sales were $3.8 billion for the year ended December 31, 2023, compared to $3.9 billion in 2022 and $3.7 billion in 2021. This represents a decrease of 3% in 2023 and an increase of 5% in 2022 in U.S. dollars and a decrease of 3% in 2023 and an increase of 11% in 2022 in local currencies. In 2023, we experienced reduced market demand, particularly in China and our laboratory business. Net sales in 2023 were also impacted by shipping delays of approximately $58 million with a new external European logistics service provider, which we expect to largely recover in the first quarter of 2024. We estimate local currency net sales decreased approximately 1% in 2023 excluding the impact of the delayed shipments. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there continues to be uncertainty in our end-markets and the economic environment, including the risk of recession in some countries, and market conditions may change quickly.
In 2023, our net sales by geographic destination decreased in U.S. dollars compared to 2022 by 1% in the Americas, 9% in Asia/Rest of World, and were flat in Europe. In local currencies, our net sales by geographic destination decreased in 2023 by 1% in the Americas, 2% in Europe, and 5% in Asia/Rest of World, with a 10% decline in China. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products decreased 7% in U.S. dollars and 6% in local currencies during 2023 and increased 5% in U.S. dollars and 10% in local currencies in 2022. Service revenue (including spare parts) increased 10% in both U.S. dollars and local currencies in 2023 and increased 6% in U.S. dollars and 12% in local currencies in 2022.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales in 2023, decreased 7% in both U.S. dollars and local currencies during 2023. The local currency decrease in net sales of our laboratory-related products during 2023 includes a decline in most product categories related to reduced market demand after two years of particularly strong growth.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales in 2023, decreased 1% in both U.S. dollars and local currencies during 2023. The local currency decrease in net sales of our industrial-related products during 2023 includes a decline in most product categories with weak market conditions in China.

Net sales of our food retailing products and services, which represented approximately 6% of our total net sales in 2023, increased 28% in U.S. dollars and 27% in local currencies during 2023. The local currency increase in net sales of our food retailing products during 2023 includes strong project activity, especially in the Americas.
Gross profit
Gross profit as a percentage of net sales was 59.2% for 2023, 58.9% for 2022 and 58.4% for 2021.
Gross profit as a percentage of net sales for products was 60.6% for 2023, compared to 60.6% for 2022, and 60.1% for 2021. Gross profit as a percentage of net sales for services (including spare parts) was 54.3% for 2023, compared to 52.0% for 2022 and 51.8% for 2021.
The gross profit as a percentage of net sales for 2023 primarily reflects favorable price realization that benefits from our innovative product portfolio, and results from our cost savings initiatives, partially offset by lower sales volume, unfavorable mix, and foreign currency.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.9% for 2023, 4.5% for 2022, and 4.6% for 2021. Research and development expenses in U.S. dollars increased 5% in 2023 and 4% in 2022, and in local currencies increased 3% in 2023 and 9% in 2022. The increase during 2023 relates to increased project activity.
Selling, general, and administrative expenses as a percentage of net sales were 23.9% for 2023, compared to 23.9% for 2022 and 25.4% for 2021. Selling, general, and administrative expenses decreased 4% in both U.S. dollars and local currencies in 2023 and decreased 1% in U.S. dollars and increased 4% in local currencies in 2022. The decrease during 2023 primarily includes benefits from our cost savings initiatives and reduced variable compensation.
Amortization expense
Amortization expense was $72.2 million in 2023, compared to $66.2 million and $63.1 million in 2022 and 2021, respectively. The increase in amortization expense during 2023 relates to our investments in information technology, primarily from our Blue Ocean program.
Restructuring charges
During the past few years, we initiated various cost reduction measures. Restructuring charges were $32.7 million in 2023, compared to $9.6 million and $5.2 million in 2022 and 2021, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net
Other charges (income), net consisted of net income of $4.1 million, $9.3 million, and $3.1 million in 2023, 2022, and 2021, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $7.6 million, $16.9 million, and $11.4 million in 2023, 2022, and 2021, respectively. Other charges (income), net also includes acquisition costs, for which there was $0.9 million for the year ended December 31, 2022. For the year ended December 31, 2021, $3.4 million of acquisition costs, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers, were included in other charges (income), net.

Interest expense and taxes
Interest expense was $77.4 million for 2023, compared to $55.4 million for 2022 and $43.2 million for 2021. The increase in interest expense is primarily related to higher variable interest rates and increased debt.
Our reported tax rate was 19% during 2023, compared to 18.5% and 19% during 2022 and 2021, respectively.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2023	2022	2021	Increase (Decrease) in % 2023 vs. 2022	Increase (Decrease) in % 2022 vs. 2021
Net sales	$1,541,111	$1,601,344	$1,443,970	(4)%	11%
Net sales to external customers	$1,403,919	$1,444,460	$1,287,983	(3)%	12%
Segment profit	$365,052	$357,802	$302,177	2%	18%
Total net sales decreased 4% in 2023 and increased 11% in 2022 and net sales to external customers decreased 3% in 2023 and increased 12% in 2022. The decrease during 2023 is driven by a decline in laboratory-related and industrial-related products, offset in part by very strong project activity in food retailing.
Segment profit increased $7.3 million in our U.S. Operations segment during 2023, compared to an increase of $55.6 million during 2022. The segment profit increase in 2023 is driven by our margin expansion and cost saving initiatives, offset in part by a decline in net sales volume.
Swiss Operations (amounts in thousands)

	2023	2022	2021	Increase (Decrease) in % (1) 2023 vs. 2022	Increase (Decrease) in % (1) 2022 vs. 2021
Net sales	$949,793	$1,016,070	$997,634	(7)%	2%
Net sales to external customers	$188,679	$176,119	$171,633	7%	3%
Segment profit	$281,481	$309,844	$301,142	(9)%	3%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars decreased 7% in 2023 and increased 2% in 2022, and in local currencies decreased 12% in 2023 and increased 6% in 2022. Net sales to external customers in U.S. dollars increased 7% in 2023 and increased 3% in 2022, and in local currencies increased 3% in 2023 and increased 6% in 2022. Local currency net sales to external customers during 2023 includes particularly strong growth in food retailing and industrial-related products, offset in part by a decline in laboratory-related products.
Segment profit decreased $28.4 million in our Swiss Operations segment during 2023, compared to an increase of $8.7 million during 2022. The segment profit decrease in 2023 includes lower net sales volume to intercompany segments and unfavorable foreign currency translation, offset in part by cost savings initiatives.

Western European Operations (amounts in thousands)

	2023	2022	2021	Increase (Decrease) in % (1) 2023 vs. 2022	Increase (Decrease) in % (1) 2022 vs. 2021
Net sales	$981,870	$996,831	$1,041,308	(2)%	(4)%
Net sales to external customers	$792,907	$799,931	$829,761	(1)%	(4)%
Segment profit	$178,673	$174,352	$172,265	2%	1%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars decreased 2% in 2023 and 4% in 2022, and in local currencies decreased 3% in 2023 and increased 8% in 2022. Net sales to external customers in U.S. dollars decreased 1% in 2023 and 4% in 2022, and in local currencies decreased 3% in 2023 and increased 9% in 2022. Local currency net sales to external customers during 2023 includes a decline in most product categories, especially food retailing.
Segment profit increased $4.3 million in our Western European Operations segment during 2023, compared to an increase of $2.1 million in 2022. The segment profit increase in 2023 is primarily due to the benefits from our margin expansion initiatives and cost savings initiatives and favorable currency translation.
Chinese Operations (amounts in thousands)

	2023	2022	2021	Increase (Decrease) in % (1) 2023 vs. 2022	Increase (Decrease) in % (1) 2022 vs. 2021
Net sales	$996,845	$1,149,690	$1,063,430	(13)%	8%
Net sales to external customers	$718,818	$841,526	$771,651	(15)%	9%
Segment profit	$367,094	$424,162	$369,835	(13)%	15%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars decreased 13% in 2023 and increased 8% in 2022, and in local currencies decreased 9% in 2023 and increased 13% in 2022. Net sales by origin to external customers in U.S. dollars decreased 15% in 2023 and increased 9% in 2022, and in local currencies decreased 11% in 2023 and increased 13% in 2022. The decrease in local currency net sales to external customers during 2023 reflects a significant decline in market demand during the second half of 2023, especially in laboratory products following very strong growth in the previous two years. Market demand in China has significantly deteriorated, and we expect reduced sales during the first half of 2024 as compared to 2023. Uncertainties have increased, and market conditions may change quickly.
Segment profit decreased $57.1 million in our Chinese Operations segment during 2023, compared to an increase of $54.3 million in 2022. The decrease in segment profit during 2023 primarily reflects lower sales volume and unfavorable currency translation, offset partially by benefits from our margin expansion and cost savings initiatives.
Other (amounts in thousands)

	2023	2022	2021	Increase (Decrease) in % (1) 2023 vs. 2022	Increase (Decrease) in % (1) 2022 vs. 2021
Net sales	$704,586	$661,632	$661,682	6%	—%
Net sales to external customers	$683,986	$657,673	$656,902	4%	—%
Segment profit	$106,238	$90,322	$100,028	18%	(10)%
(1)Represents U.S. dollar growth.

Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Total net sales in U.S. dollars increased 6% in 2023 and were flat in 2022, and in local currencies increased 7% in 2023 and 8% in 2022. Net sales to external customers in U.S. dollars increased 4% in 2023 and were flat in 2022, and in local currencies increased 5% in 2023 and 8% in 2022. The increase in local currency growth in net sales to external customers during 2023 includes solid growth in most product categories.
Segment profit increased $15.9 million in our Other segment during 2023, compared to a decrease of $9.7 million during 2022. The increase in segment profit during 2023 primarily relates to increased sales volume and our margin expansion initiatives.
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
Cash provided by operating activities totaled $965.9 million in 2023, compared to $859.1 million in 2022 and $908.8 million in 2021. The increase in 2023 is primarily related to favorable working capital, the timing of tax payments, and lower cash incentive payments of $20 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $105.3 million in 2023, $121.2 million in 2022, and $107.6 million in 2021. Capital expenditures in 2024 are expected to be relatively consistent with 2023 subject to business and economic conditions.
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of December 31, 2023, we have received the maximum allowable funding of $35.8 million related to the agreement, which offset associated capital expenditures.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In March 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. Additional consideration of $20.0 million was paid reflecting $10.0 million payments in both 2023 and 2022. In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and the Company paid additional consideration of EUR 2.6 million. For additional information related to these acquisitions, refer to Note 4 to the consolidated financial statements.
In 2023, 2022, and 2021, we also incurred additional acquisition payments totaling $5.8 million, $38.0 million, and $8.3 million, respectively.

Cash flows used in financing activities during 2023 primarily comprised share repurchases. In accordance with our share repurchase program, we spent $900.0 million in 2023 and $1.1 billion and $1.0 billion in 2022 and 2021, respectively, on the repurchase of 691,913 shares, 838,010 shares, and 739,486 shares, respectively. Our share repurchase program does not obligate us to acquire any specific number of shares; however, in 2024, we intend to spend approximately $850.0 million on the repurchase of shares, subject to business and economic conditions.
The Inflation Reduction Act (IRA) was enacted in August, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The financial impact of the IRA is immaterial to our financial statements.
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
Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2023:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	137,966	137,966
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	149,003	149,003
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	—	137,966	137,966
Senior Notes debt issuance costs, net	(2,663)	(1,356)	(4,019)
Total Senior Notes	947,337	423,579	1,370,916
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	373,196	265,249	638,445
Other local arrangements	5,225	66,253	71,478
Total debt	1,325,758	755,081	2,080,839
Less: current portion	(126,258)	(65,961)	(192,219)
Total long-term debt	$1,199,500	$689,120	$1,888,620
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
As of December 31, 2023, approximately $606.4 million of additional borrowings were available under our Credit Agreement and we maintained $69.8 million of cash and cash equivalents. At December 31, 2023, the interest payments associated with 78% of the Company’s debt are fixed obligations. We expect to make interest payments of approximately $85.0 million during 2024 associated with our debt outstanding as of December 31, 2023.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of December 31, 2023.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 to our consolidated financial statements.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% in March 2023, which will mature in March 2033. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
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
Share Repurchase Program
The Company has $2.6 billion of remaining availability under its share repurchase program as of December 31, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.7 million common shares since the inception of the program in 2004 through December 31, 2023, at a total cost of $8.9 billion and average price per share of $281.95. During the years ended December 31, 2023 and 2022, we spent $900.0 million and $1.1 billion on the repurchase of 691,913 shares and 838,010 shares at an average price per share of $1,300.72 and $1,312.61, respectively. We reissued 79,076 shares and 133,916 shares held in treasury for the exercise of stock options and restricted stock units during 2023 and 2022, respectively. In addition, we incurred $8.1 million of excise tax during the year ended December 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.2 million to $3.5 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2023, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $39.8 million in the reported U.S. dollar value of our debt.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. We estimate that the costs of compliance associated with the site over the next several years will approximate a total of $0.1 million.

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
Inflation
Global inflation moderated during 2023, after rising sharply in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation can also affect labor costs which are a significant element of our overall cost structure. Inflation can also lead to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs. Inflation presents several risks to our business as further described on page 22 in the Risk Factors section of this Form 10-K, and these inflationary conditions could have a greater impact on our operating results in future years.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $16.9 million at December 31, 2023. Based on our agreements outstanding at December 31, 2023, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $8.1 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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

Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance of $73.5 million as of December 31, 2023 is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $1.0 billion for the year ended December 31, 2023, each increase of $9.7 million in tax expense would increase our effective tax rate by 1%.
Employee benefit plans
The net periodic pension cost for 2023 and projected benefit obligation as of December 31, 2023 were $2.8 million and $108.5 million, respectively, for our U.S. pension plan. The net periodic cost for 2023 and projected benefit obligation as of December 31, 2023 were $5.3 million and $917.3 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2023 and expected post-retirement benefit obligation as of December 31, 2023 for our U.S. post-retirement medical benefit plan were $0.1 million and $0.6 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2023, the weighted average return on assets assumption was 6.75% for the U.S. plan and 3.85% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $8.7 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2023, the weighted average discount rate assumption was 4.68% for the U.S. plan and 2.07% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $7.5 million after tax.
Goodwill and other intangible assets
As of December 31, 2023, our consolidated balance sheet included goodwill of $670.1 million and other intangible assets of $285.4 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Patrick Kaltenbach	60	President and Chief Executive Officer
Marc de La Guéronnière	60	Head of European and North American Market Organizations
Gerhard Keller	56	Head of Process Analytics
Christian Magloth	58	Head of Human Resources
Shawn P. Vadala	55	Chief Financial Officer
Richard Wong	59	Head of Asia/Pacific
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
Richard Wong has been Head of Asia/Pacific since 2009. Prior to joining the Company in 2008, he held various regional management positions with Agilent Technologies from 1998 to 2008 including Life Sciences Field Operations for North Asia based in Beijing and later in Tokyo. He started his career with Hewlett Packard in 1991 and held positions of increasing responsibilities in Sales and Marketing and Finance.

Certifications
Our Chief Executive Officer and Chief Financial Officer provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2024 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2023” is included within Note 12 to the financial statements.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2024 Proxy Statement is incorporated by reference herein.
Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2024 Proxy Statement is hereby incorporated by reference.

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
10.16
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of December 16, 2020, entered into by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Metlife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(12)

10.17
Note Purchase Agreement dated as of May 18, 2021 by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life Insurance Company, Athene Annuity and Life Company, Venerable Insurance and Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(11)

10.18
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of May 18, 2021, entered into by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life, Insurance Athene Annuity And Life Company, Venerable Insurance And Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(12)

10.19
Note Purchase Agreement dated as of December 23, 2021 by and among Mettler-Toledo International Inc., The Lincoln National Life Insurance Company, Metropolitan Life Insurance Company, MetLife Insurance K.K., Lockheed Martin Investment Management Company, Metropolitan Tower Life Insurance Company, The Northwestern Mutual Life Insurance Company, Gibraltar Universal Life Reinsurance Company, Prudential Legacy Insurance Company of New Jersey, Prudential Universal Reinsurance Company, The Prudential Insurance Company of America, PICA Hartford Life Insurance Comfort Trust, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, and Teachers Insurance and Annuity Association of America(12)

10.20
Note Purchase Agreement dated as of December 16, 2022 by and among Mettler-Toledo International Inc., Brighthouse Life Insurance Company, Missouri Reinsurance, Inc., Homesteaders Life Company, Employers Mutual Casualty Company, John Hancock Pension Plan, EMC National Life Company, The Northwestern Mutual Investment, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Teachers Insurance and Annuity Association of America, Independent Life Insurance Company, Aaraugische Pensionskasse, BCBSM, Inc. DBA Blue Cross and Blue Shield of Minnesota, The Prudential Gibraltar Financial Life Insurance Co., LTD, The Prudential Insurance Company of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance, The Bank of New York Mellon (22)

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(13)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan, (Amended and Restated effective May 6, 2021)(14)
10.23†	Form of Restricted Stock Unit Agreement(4)
10.24†	Form of Performance Share Unit Agreement(23)
10.26†	Form of Stock Option Agreement Directors(4)
10.27†	Form of Stock Option Agreement CEO(4)
10.28†	Form of Stock Option Agreement NEOs(4)
10.29†	Non-Employee Director Share Award Agreement(2)
10.32†	Regulations of the POBS PLUS — Incentive System for Members of the Group Management of Mettler Toledo, effective as of November 2, 2022 (24)
10.50†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(16)
10.51†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(19)
10.52†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(16)
10.53†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(19)
10.54†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(4)
10.55†	Form of Tax Equalization Agreement between Messrs. Filliol, Aggersbjerg, Keller, Magloth, Kaltenbach, and Mettler-Toledo International Inc., dated as of October 10, 2007(14)
10.56†	Employment Agreement between Richard Wong and Mettler-Toledo International Inc. dated as of July 8, 2008(24)
10.57†*	Mettler-Toledo International Inc. Compensation Recoupment (Clawback) Policy, Effective November 9, 2023
10.58†*	Form of Nonqualified Performance Stock Option Agreement

Exhibit
No.	Description
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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
(24)Incorporated by reference to the Company’s Report on Form 10-K dated February 10, 2023
*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 9, 2024

By:	/s/Patrick Kaltenbach
Patrick Kaltenbach
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/Patrick Kaltenbach	President and Chief Executive Officer
Patrick Kaltenbach

/s/Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/Roland Diggelmann	Director
Roland Diggelmann

/s/Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/Elisha Finney	Director
Elisha Finney

/s/Richard Francis	Director
Richard Francis

/s/Michael A. Kelly	Director
Michael A. Kelly

/s/Thomas P. Salice	Director
Thomas P. Salice

/s/Robert F. Spoerry	Director
Robert F. Spoerry

/s/Wolfgang Wienand	Director
Wolfgang Wienand

/s/Ingrid Zhang	Director
Ingrid Zhang

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mettler-Toledo International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. As described in Note 3, for the year ended December 31, 2023, the Company’s net sales were $3.8 billion, of which $2.9 billion relate to product revenue.

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
/s/PricewaterhouseCoopers LLP

Columbus, Ohio
February 9, 2024

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2023	2022	2021
Net sales
Products	$2,906,661	$3,118,721	$2,960,615
Service	881,648	800,988	757,315
Total net sales	3,788,309	3,919,709	3,717,930
Cost of sales
Products	1,144,167	1,227,230	1,181,020
Service	402,856	384,437	365,357
Gross profit	2,241,286	2,308,042	2,171,553
Research and development	185,284	177,122	169,766
Selling, general, and administrative	904,106	938,461	943,976
Amortization	72,213	66,239	63,075
Interest expense	77,366	55,392	43,242
Restructuring charges	32,735	9,556	5,239
Other income, net	(4,146)	(9,320)	(3,106)
Earnings before taxes	973,728	1,070,592	949,361
Provision for taxes	184,950	198,090	180,376
Net earnings	$788,778	$872,502	$768,985

Basic earnings per common share:
Net earnings	$36.10	$38.79	$33.25
Weighted average number of common shares	21,848,122	22,491,790	23,129,862
Diluted earnings per common share:
Net earnings	$35.90	$38.41	$32.78
Weighted average number of common and common equivalent shares	21,971,528	22,718,290	23,457,630

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2023	2022	2021

Net earnings	$788,778	$872,502	$768,985

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(34,366)	(63,298)	11,535
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(12,372)	10,029	4,394
Effective portion of (gains) losses included in net earnings	8,236	(5,775)	(2,913)
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(48,736)	70,672	19,293
Plan amendments and prior service cost	(64)	(9)	18,831
Amortization of actuarial losses (gains), plan amendments, and prior service cost	6,482	13,278	19,326
Impact of foreign currency	(11,762)	3,094	9,235
Total other comprehensive income (loss), net of tax	(92,582)	27,991	79,701

Comprehensive income	$696,196	$900,493	$848,686

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$69,807	$95,966
Trade accounts receivable, less allowances of $20,103 in 2023 and $22,427 in 2022	663,893	709,321
Inventories	385,865	441,694
Other current assets and prepaid expenses	110,638	128,108
Total current assets	1,230,203	1,375,089
Property, plant, and equipment, net	803,374	778,600
Goodwill	670,108	660,170
Other intangible assets, net	285,429	306,054
Deferred tax assets, net	31,199	27,080
Other non-current assets	335,242	345,402
Total assets	$3,355,555	$3,492,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$210,411	$252,538
Accrued and other liabilities	196,138	205,253
Accrued compensation and related items	160,308	200,031
Deferred revenue and customer prepayments	202,022	192,759
Taxes payable	219,984	191,096
Short-term borrowings and current maturities of long-term debt	192,219	106,054
Total current liabilities	1,181,082	1,147,731
Long-term debt	1,888,620	1,908,480
Deferred tax liabilities, net	108,679	111,360
Other non-current liabilities	327,112	300,031
Total liabilities	3,505,493	3,467,602
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 21,526,172 and 22,139,009 shares at December 31, 2023 and 2022, respectively	448	448
Additional paid-in capital	871,110	850,368
Treasury stock at cost (23,259,839 and 22,647,002 shares at December 31, 2023 and 2022, respectively)	(8,212,437)	(7,325,656)
Retained earnings	7,510,756	6,726,866
Accumulated other comprehensive income (loss)	(319,815)	(227,233)
Total shareholders’ equity	(149,938)	24,793
Total liabilities and shareholders’ equity	$3,355,555	$3,492,395

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	110,748	—	1,239	24,533	(5,309)	—	20,463
Repurchases of common stock	(739,486)	—	—	(999,998)	—	—	(999,998)
Share-based compensation	—	—	19,595	—	—	—	19,595
Net earnings	—	—	—	—	768,985	—	768,985
Other comprehensive income (loss), net of tax	—	—	—	—	—	79,701	79,701
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	133,916	—	4,733	33,391	(4,908)	—	33,216
Repurchases of common stock	(838,010)	—	—	(1,099,998)	—	—	(1,099,998)
Share-based compensation	—	—	19,661	—	—	—	19,661
Net earnings	—	—	—	—	872,502	—	872,502
Other comprehensive income (loss), net of tax	—	—	—	—	—	27,991	27,991
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	79,076	—	2,814	21,308	(4,888)	—	19,234
Repurchases of common stock	(691,913)	—	—	(900,000)	—	—	(900,000)
Excise tax on net repurchases of common stock	—	—	—	(8,089)	—	—	(8,089)
Share-based compensation	—	—	17,928	—	—	—	17,928
Net earnings	—	—	—	—	788,778	—	788,778
Other comprehensive income (loss), net of tax	—	—	—	—	—	(92,582)	(92,582)
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$788,778	$872,502	$768,985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	48,951	46,784	44,982
Amortization	72,213	66,239	63,075
Deferred tax provision (benefit)	(13,373)	26,517	563
Share-based compensation	17,928	19,661	19,595
Increase in acquisition contingent consideration	—	—	6,849
Other	—	—	381
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	50,296	(83,417)	(66,468)
Inventories	71,021	(43,392)	(118,718)
Other current assets	20,666	(16,263)	(5,040)
Trade accounts payable	(40,554)	(13,826)	93,973
Taxes payable	12,260	55,859	19,688
Accruals and other	(62,312)	(71,597)	80,960
Net cash provided by operating activities	965,874	859,067	908,825
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	835	399	3,652
Purchase of property, plant, and equipment	(105,323)	(121,241)	(107,580)
Proceeds from government grant	6,094	29,670	—
Acquisitions	(5,811)	(37,951)	(220,862)
Other investing activities	(27,489)	(10,272)	10,682
Net cash used in investing activities	(131,694)	(139,395)	(314,108)
Cash flows from financing activities:
Proceeds from borrowings	2,126,797	2,307,256	2,427,519
Repayments of borrowings	(2,097,023)	(1,947,398)	(2,035,546)
Proceeds from exercise of stock options	19,234	33,216	20,463
Repurchases of common stock	(900,000)	(1,099,998)	(999,998)
Acquisition contingent consideration paid	(7,767)	(7,912)	—
Other financing activities	(826)	(1,203)	(2,987)
Net cash used in financing activities	(859,585)	(716,039)	(590,549)
Effect of exchange rate changes on cash and cash equivalents	(754)	(6,231)	142
Net increase (decrease) in cash and cash equivalents	(26,159)	(2,598)	4,310
Cash and cash equivalents:
Beginning of period	95,966	98,564	94,254
End of period	$69,807	$95,966	$98,564
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$75,618	$52,314	$41,338
Taxes	$178,255	$114,038	$152,657
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to Ukraine and the Israel-Hamas war, as well as other factors. A discussion of the Company's significant accounting policies is included in the Notes to the Consolidated Financial Statements included within this filing.
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
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of December 31, 2023, we have received the maximum allowable funding of $35.8 million related to the agreement, which offset associated capital expenditures. In accordance with ASU 2021-10: Government Assistance, the Company applies guidance within IAS 20 - Accounting for Government Grants and Disclosure and accounts for the government agreement by reducing the cost of the asset within property, plant, and equipment in the consolidated balance sheets by the amount of the funds received.
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
Restructuring charges
Restructuring charges include costs associated with exit and disposal activities including employee termination benefits, contract termination and other costs associated with various cost saving initiatives undertaken by the Company.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 123,406, 226,500, and 327,768 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2023, 2022, and 2021, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 54,840, 42,855, and 24,036 shares of common stock for the years ended December 31, 2023, 2022, and 2021, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
Recent Accounting Pronouncements
In March 2020, January 2021, and December 2022, the FASB issued ASU 2020-04, ASU 2021-01, and ASU 2022-06: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2024. During the period ended December 31, 2023, the Company amended its credit agreement and cross currency swap agreements to change the interest rate benchmark from LIBOR to

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

SOFR and other non-U.S. dollar references, which did not change the amount or timing of cash flows. As a result, the discontinuation of LIBOR in June 2023 did not have a material impact on the Company’s financial statements.
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
In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures which requires incremental disclosures about a public entity's reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The Company will adopt the annual disclosure requirements in 2024 and is currently evaluating the impact of this guidance on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which enhances income tax disclosures, especially related to the rate reconciliation and income taxes paid information. The Company will adopt the annual disclosure requirements in 2025 and is currently evaluating the impact of this guidance on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,039,766	$147,792	$542,707	$656,834	$519,562	$2,906,661
Service Revenue:
Point in time	279,234	29,917	170,343	45,127	131,214	655,835
Over time	84,919	10,970	79,857	16,857	33,210	225,813
Total	$1,403,919	$188,679	$792,907	$718,818	$683,986	$3,788,309

Twelve months ended December 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,113,983	$139,490	$581,168	$777,276	$506,804	$3,118,721
Service Revenue:
Point in time	256,837	27,800	134,781	46,931	121,786	588,135
Over time	73,640	8,829	83,982	17,319	29,083	212,853
Total	$1,444,460	$176,119	$799,931	$841,526	$657,673	$3,919,709

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Twelve months ended December 31, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,004,891	$135,987	$600,527	$707,355	$511,855	$2,960,615
Service Revenue:
Point in time	218,306	26,764	151,656	48,343	120,860	565,929
Over time	64,786	8,882	77,578	15,953	24,187	191,386
Total	$1,287,983	$171,633	$829,761	$771,651	$656,902	$3,717,930
The Company's global revenue mix by product category for the year ended December 31, 2023 is laboratory (55% of sales), industrial (39% of sales), and retail (6% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2023	2022	2021
Laboratory	$2,068,807	$2,230,381	$2,083,025
Industrial	1,490,445	1,510,554	1,446,544
Retail	229,057	178,774	188,361
Total net sales	$3,788,309	$3,919,709	$3,717,930
A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2023	2022	2021
Americas	$1,568,210	$1,582,493	$1,419,832
Europe	1,015,498	1,014,360	1,062,961
Asia/Rest of World	1,204,601	1,322,856	1,235,137
Total	$3,788,309	$3,919,709	$3,717,930
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2023 and 2022 was $35.7 million and $29.2 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2023	2022	2021
Beginning balances as of January 1	$192,759	$192,648	$149,106
Customer prepayments/deferred revenue	670,178	731,482	711,067
Revenue recognized	(663,165)	(720,362)	(667,245)
Foreign currency translation	2,250	(11,009)	(280)
Ending balance as of December 31	$202,022	$192,759	$192,648

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
4.    ACQUISITIONS
In March 2021, the Company acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and the Company made other post-closing payments of $7.4 million, as well as additional consideration of $20.0 million based upon financial thresholds in 2022 and 2023. The estimated fair value of the contingent consideration obligation at the time of acquisition of $13.5 million was determined using a Monte Carlo simulation based on the Company's forecast of future financial results. During the fourth quarter of 2021, the Company increased the contingent consideration obligation to $20.0 million, based upon actual results and future financial projections, plus related obligations of $0.3 million due to the sellers. The $6.8 million increase to the contingent consideration and related obligations to the sellers was recorded in other charges (income), net. As of December 31, 2023, the $20.0 million of additional consideration has been paid.
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
The identifiable finite-lived intangible assets are being amortized on a straight-line basis over periods of 5 to 20 years and the annual aggregate amortization expense is estimated at $6.9 million. Net tangible assets acquired were $7.4 million and were recorded at fair value in the consolidated financial statements. All of the acquired assets are included in the Company's U.S. Operations segment.
In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million plus additional consideration up to EUR 3.0 million. As of December 31, 2023, EUR 2.6 million of additional consideration has been paid and no further obligation remains. Goodwill recorded in connection with the acquisition totaled $11.1 million, which is deductible for tax purposes. The Company also recorded $11.4 million of identifiable finite-lived intangibles primarily pertaining to technology and patents and customer relationships in connection with this acquisition, which will be amortized on a

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

straight-line basis over 7 to 10 years. All of the acquired assets are included in the Company's Western European Operations segment.
In 2023, the Company incurred acquisition payments totaling $5.8 million. The Company recorded $3.0 million of identified intangibles primarily pertaining to technology in connection with these acquisitions, which will be amortized on a straight-line basis over 5 years. Goodwill recorded in connection with these acquisitions totaled $2.8 million.
In 2022 and 2021, the Company also incurred additional acquisition payments totaling $38.0 million and $8.3 million, respectively, associated with other immaterial acquisitions.

5.    INVENTORIES
Inventories consisted of the following at December 31:

	2023	2022
Raw materials and parts	$180,352	$222,170
Work-in-progress	81,181	77,848
Finished goods	124,332	141,676
Total inventory	$385,865	$441,694
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Cash Flow Hedges
The Company has entered into a number of cross currency swaps designated as cash flow hedges. The agreements convert borrowings under the Company’s credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread, to a fixed Swiss franc income or expense as follows:

Agreement Date	Amount Converted	Effective Swiss Franc Interest Rate	Maturity Date
June 2019	$50 million	(0.82)%	June 2023
November 2021	$50 million	(0.67)%	November 2023
June 2021	$50 million	(0.73)%	June 2024
June 2021	$50 million	(0.59)%	June 2025
December 2023	$50 million	1.04%	November 2026
November 2023	$50 million	1.16%	November 2026
June 2023	$50 million	1.55%	June 2027
The Company amended all active cross currency swap agreements to replace all references of LIBOR to SOFR as the interest rate benchmark to align with the amendment to the Company's Credit Facility Agreement, as discussed in Note 10 to the consolidated financial statements. As part of these amendments, the corresponding fixed Swiss franc interest rates were amended as well to reflect the change in the benchmark.
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2023 and 2022 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $7.3 million based upon interest rates at December 31, 2023 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2023, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2023 and 2022, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income), net a net loss of $19.7 million and a net loss of $21.6 million and a net gain of $13.5 million during the years ended December 31, 2023, 2022, and 2021, respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2023 and 2022, these contracts had a notional value of $793.9 million and $930.3 million, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

7.    FAIR VALUE MEASUREMENTS
At December 31, 2023 and 2022, the Company had derivative assets totaling $8.3 million and $11.5 million, respectively, and derivative liabilities totaling $25.2 million and $5.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2023 and 2022.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2023 and 2022. The Company does not have any assets or liabilities which are categorized as Level 1.

	2023	2022	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$8,330	$3,958	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreement	—	609	Other current assets and prepaid expenses
Cross currency swap agreement	—	6,890	Other non-current assets
Total derivative assets	$8,330	$11,457

Foreign currency forward contracts not designated as hedging instruments	$8,245	$2,056	Accrued and other liabilities
Cash flow hedges:
Cross currency swap agreements	2,678	3,366	Accrued and other liabilities
Cross currency swap agreements	14,270	—	Other non-current liabilities
Total derivative liabilities	$25,193	$5,422

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company had $4.0 million and $25.3 million of cash equivalents at December 31, 2023 and 2022, respectively, the fair value of which is determined using Level 2 inputs through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt is less than the carrying value by approximately $204.1 million as of December 31, 2023. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the period ended December 31, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
During the period ended December 31, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
The Company no longer has a contingent consideration obligation relating to the PendoTECH acquisition as of December 31, 2023.

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2023	2022
Land	$64,870	$61,072
Building and leasehold improvements	407,836	372,398
Machinery and equipment	527,038	488,915
Computer software	507,464	512,494
Property, plant, and equipment, gross	1,507,208	1,434,879
Less accumulated depreciation and amortization	(703,834)	(656,279)
Property, plant, and equipment, net	$803,374	$778,600

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2023	2022
Balance at beginning of year	$660,170	$648,622
Goodwill acquired	2,810	18,644
Foreign currency translation	7,128	(7,096)
Balance at year end	$670,108	$660,170
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2023. The Company identified no triggering events or

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2023			2022
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$294,180	$(107,665)	$186,515	$292,713	$(92,981)	$199,732
Proven technology and patents	129,227	(75,014)	54,213	123,623	(64,089)	59,534
Tradenames (finite life)	7,908	(4,535)	3,373	7,675	(3,543)	4,132
Tradenames (indefinite life)	36,320	—	36,320	36,252	—	36,252
Other	13,236	(8,228)	5,008	13,271	(6,867)	6,404
	$480,871	$(195,442)	$285,429	$473,534	$(167,480)	$306,054
The Company recognized amortization expense associated with the above intangible assets of $27.6 million, $26.5 million, and $22.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $27.8 million for 2024, $26.9 million for 2025, $22.9 million for 2026, $21.3 million for 2027, and $19.5 million for 2028. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $26.4 million, $20.5 million after tax, $25.5 million, $19.8 million after tax, and $21.6 million, $16.3 million after tax, for the years ended December 31, 2023, 2022, and 2021, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in property, plant, and equipment in Note 8, of $44.4 million, $39.6 million, and $40.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

10.    DEBT
Debt consisted of the following at December 31:

	2023	2022
4.10% $50 million 10-year Senior Notes due September 19, 2023	—	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	137,966	133,794
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	149,003	144,497
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	137,966	133,794
Senior Notes debt issuance costs, net	(4,019)	(4,521)
Total Senior Notes	1,370,916	1,257,564
$1.25 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	638,445	697,211
Other local arrangements	71,478	59,759
Total debt	2,080,839	2,014,534
Less: current portion	(192,219)	(106,054)
Total long-term debt	$1,888,620	$1,908,480
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
At December 31, 2023, the interest payments associated with 78% of the Company’s debt are fixed obligations. The Company’s weighted average interest rate was 3.6% and 2.8% for the years ended December 31, 2023 and 2022, respectively.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. In December 2021, the Company amended all of its U.S. Senior Note agreements to conform to the financial covenants in the underlying agreements. The amended agreements require the Company to maintain a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a net consolidated leverage ratio of not more than 3.5 to 1.0. The Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2023.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Total issuance costs of approximately $4.0 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various terms.
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
The Company has designated its EUR 125 million 1.47% Euro Senior Notes, EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $12.9 million, an unrealized gain of $24.6 million, and an unrealized gain of $34.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has an unrealized gain of $17.3 million associated with these net investment hedges recorded in accumulated other comprehensive income (loss) as of December 31, 2023.
Credit Agreement
On June 25, 2021, the Company entered into a $1.25 billion Credit Agreement (the Credit Agreement), which amended its $1.1 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of December 31, 2023, the Company had $606.4 million of additional borrowings available under its Credit Agreement.
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
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of December 31, 2023. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable. The Company capitalized $2.0 million in financing fees during 2021 associated with the Credit Agreement, which will be amortized to interest expense through 2026.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2023.

11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2023, 3,408,627 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Share Repurchase Program
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $2.6 billion of remaining availability as of December 31, 2023. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 31.7 million of common shares since the inception of the program in 2004 through December 31, 2023, at a total cost of $8.9 billion. The Company spent $900.0 million, $1.1 billion, and $1.0 billion during 2023, 2022, and 2021, respectively, on the repurchase of 691,913 shares, 838,010 shares, and 739,486 shares at an average price per share of $1,300.72, $1,312.61, and $1,352.27, respectively. The Company reissued 79,076 shares, 133,916 shares, and 110,748 shares held in treasury for the exercise of stock options and restricted stock units during 2023, 2022, and 2021, respectively. In addition, we incurred $8.1 million of excise tax during the year ended December 31, 2023 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2023, 2022, and 2021:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	38,124	38,124
Net unrealized gains (loss) on cash flow hedging arrangements	—	4,394	—	4,394
Foreign currency translation adjustment	11,535	—	9,235	20,770
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,913)	19,326	16,413
Net change in other comprehensive income (loss), net of tax	11,535	1,481	66,685	79,701
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	70,663	70,663
Net unrealized gains (loss) on cash flow hedging arrangements	—	10,029	—	10,029
Foreign currency translation adjustment	(63,298)	—	3,094	(60,204)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,775)	13,278	7,503
Net change in other comprehensive income (loss), net of tax	(63,298)	4,254	87,035	27,991
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(48,800)	(48,800)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(12,372)	—	(12,372)
Foreign currency translation adjustment	(34,366)	—	(11,762)	(46,128)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	8,236	6,482	14,718
Net change in other comprehensive income (loss), net of tax	(34,366)	(4,136)	(54,080)	(92,582)
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$—	$352	$2,178	Interest expense
Cross currency swap	10,168	(7,454)	(5,604)	(a)
Total before taxes	10,168	(7,102)	(3,426)
Provision for taxes	1,932	(1,327)	(513)	Provision for taxes
Total, net of taxes	$8,236	$(5,775)	$(2,913)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$8,240	$16,896	$24,529	(b)
Provision for taxes	1,758	3,618	5,203	Provision for taxes
Total, net of taxes	$6,482	$13,278	$19,326
(a)The cross currency swap reflects an unrealized loss of $21.1 million and unrealized gain of $2.7 million and $4.2 million recorded in other charges (income) during the years ended December 31, 2023, 2022, and 2021, respectively, that was offset by the underlying unrealized gain or loss on the hedged debt. The cross currency swap also reflects a realized gain of $10.9 million, $4.8 million, and $1.4 million recorded in interest expense during the years ended December 31, 2023, 2022, and 2021, respectively.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2022 through December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	308,149	$635.00	$250.5
Granted	27,027	1,027.33
Exercised	(61,268)	313.93
Forfeited	(13,950)	787.01
Outstanding at December 31, 2023	259,958	$743.30	$127.2
Options exercisable at December 31, 2023	203,600	$618.26	$123.5
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2023 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

113,857	$431.30	3.11	116,997
101,714	$839.04	6.46	70,316
44,387	$1,324.22	8.09	16,287
259,958		5.27	203,600
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2023, 2022, and 2021 was $400.30, $447.52, and $377.89, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.64%	4.35%	0.95%
Expected life in years	6.7	6.4	6.3
Expected volatility	27%	26%	25%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was approximately $68.7 million, $121.3 million, and $116.0 million, respectively.
In November 2023, the Company also granted 7,137 performance options with a grant-date fair value of $2.9 million upon achievement of the performance target. The performance target is based on the Company’s cumulative average local currency sales growth rate over the four-year period ending

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

December 31, 2027. If the performance target is met, the performance options cliff vest at the conclusion of the four-year period and will settle based upon actual performance ranging from zero to 150% of the target. Compensation expense is recognized over the four-year period based on the estimated actual performance relative to the target.
The compensation expense for options recognized during the year ended December 31, 2023 was $6.0 million and $7.8 million for the years ended December 31, 2022 and 2021.
The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2022 through December 31, 2023:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	24,892	$36.0	12,282	$17.8
Granted	12,517		2,998
Adjustment for performance results achieved(1)	—		4,505
Vested	(8,798)		(9,010)
Forfeited	(1,872)		(364)
Outstanding at December 31, 2023	26,739	$32.4	10,411	$12.6
(1) 2018 performance share units vested in the first quarter 2022.
The weighted average grant-date fair value of the restricted stock units granted during the years ended 2023, 2022, and 2021 was $1,029.48, $1,230.18, and $1,445.37 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $12.8 million for 2023, $10.8 million for 2022, and $11.4 million for 2021 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was approximately $8.6 million, $8.2 million, and $11.4 million, respectively. Approximately $8.8 million, $7.9 million, and $7.6 million of compensation expense was recognized during the years ended December 31, 2023, 2022, and 2021, respectively.
The Company granted performance share units with a market condition during 2023, 2022, and 2021. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Health Care and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2023, the market conditions for the 2020 performance share units were partially met and vested in the first quarter 2024 with a payout of 5%. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.71%	4.58%	0.61%
Expected life in years	3	3	3
Expected volatility	27%	26%	25%
Expected dividend yield	—	—	—
As of the date granted, the fair value of the performance share units granted was $1,103.23 for 2023, $1,357.26 for 2022, and $1,447.75 for 2021. The total fair value of the performance share units on the date

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

of the grant was $3.3 million, $3.2 million, and $4.0 million for 2023, 2022, and 2021, respectively, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
The compensation expense for performance share units recognized during the years ended December 31, 2023, 2022, and 2021 was $3.1 million, $4.0 million, and $4.2 million, respectively.
At December 31, 2023, a total of 2,873,508 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2023, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $56.4 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.4 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $20.1 million, $22.9 million, and $24.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2023 and 2022:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$110,293	$141,906	$785,295	$1,027,333	$670	$875	$896,258	$1,170,114
Service cost, gross	1,155	1,665	33,159	36,640	—	—	34,314	38,305
Interest cost	5,023	2,696	19,991	5,927	28	12	25,042	8,635
Actuarial losses (gains)	552	(27,541)	65,734	(219,304)	372	206	66,658	(246,639)
Plan amendments and other	—	—	—	13	—	—	—	13
Benefits paid	(8,477)	(8,433)	(53,164)	(34,949)	(456)	(423)	(62,097)	(43,805)
Impact of foreign currency	—	—	66,306	(30,365)	—	—	66,306	(30,365)
Benefit obligation at end of year	$108,546	$110,293	$917,321	$785,295	$614	$670	$1,026,481	$896,258
Change in plan assets:
Fair value of plan assets at beginning of year	$87,341	$113,523	$894,865	$1,008,261	$—	$—	$982,206	$1,121,784
Actual return on plan assets	7,083	(17,863)	38,133	(96,866)	—	—	45,216	(114,729)
Employer contributions	114	114	26,414	24,441	456	423	26,984	24,978
Plan participants’ contributions	—	—	19,214	17,600	—	—	19,214	17,600
Benefits paid	(8,477)	(8,433)	(53,164)	(34,949)	(456)	(423)	(62,097)	(43,805)
Impact of foreign currency	—	—	84,715	(23,622)	—	—	84,715	(23,622)
Fair value of plan assets at end of year	$86,061	$87,341	$1,010,177	$894,865	$—	$—	$1,096,238	$982,206
Funded status	$(22,485)	$(22,952)	$92,856	$109,570	$(614)	$(670)	$69,757	$85,948
The change in the benefit obligation for 2023 is primarily related to a decrease of the discount rates and favorable currency translation.
The accumulated benefit obligations at December 31, 2023 and 2022 were $108.5 million and $110.3 million, respectively, for the U.S. defined benefit pension plan and $775.1 million and $665.1 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2023 were $137.5 million, $126.5 million, and $28.2 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2022 were $121.6 million, $111.7 million, and $26.9 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Other non-current assets	$—	$—	$202,119	$202,368	$—	$—	$202,119	$202,368
Accrued and other liabilities	(124)	(131)	(5,368)	(4,986)	(106)	(115)	(5,598)	(5,232)
Pension and other post-retirement liabilities	(22,361)	(22,821)	(103,895)	(90,342)	(508)	(555)	(126,764)	(113,718)
Accumulated other comprehensive loss (income)	47,631	50,822	222,346	151,924	19	(430)	269,996	202,316
Total	$25,146	$27,870	$315,202	$258,964	$(595)	$(1,100)	$339,753	$285,734
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2023 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total		Total, After Tax
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Plan amendments and prior service cost	$—	$—	$(21,755)	$(24,701)	$(276)	$(351)	$(22,031)	$(25,052)	$(18,212)	$(20,237)
Actuarial losses (gains)	47,631	50,822	244,101	176,625	295	(79)	292,027	227,368	231,446	$180,278
Total	$47,631	$50,822	$222,346	$151,924	$19	$(430)	$269,996	$202,316	$213,234	$160,041
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2023:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(999)	$62,592	$372	$61,965	$48,800
Plan amendment	—	—	—	—	—
Amortization of:
Actuarial (losses) gains	(2,192)	(10,448)	2	(12,638)	(10,010)
Plan amendments and prior service cost	—	4,323	75	4,398	3,528
Impact of foreign currency	—	13,955	—	13,955	11,762
Total	$(3,191)	$70,422	$449	$67,680	$54,080
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Discount rate	4.68%	4.87%	2.07%	2.57%
Compensation increase rate	n/a	n/a	0.84%	0.87%
Expected long-term rate of return on plan assets	6.75%	6.75%	3.84%	3.84%
Interest crediting rate	n/a	n/a	1.50%	1.50%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2023	2022	2021	2023	2022	2021
Discount rate	4.87%	2.57%	2.22%	2.57%	0.40%	0.63%
Compensation increase rate	n/a	n/a	n/a	0.87%	0.85%	0.85%
Expected long-term rate of return on plan assets	6.75%	5.75%	5.75%	3.84%	3.78%	3.78%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost, net	$1,155	$1,665	$1,498	$13,945	$19,040	$19,558	$—	$—	$—	$15,100	$20,705	$21,056
Interest cost on projected benefit obligations	5,023	2,696	2,194	19,991	5,927	3,347	28	12	8	25,042	8,635	5,549
Expected return on plan assets	(5,532)	(6,189)	(5,974)	(34,675)	(36,308)	(35,511)	—	—	—	(40,207)	(42,497)	(41,485)
Recognition of actuarial losses/(gains) and prior service cost	2,192	2,337	2,916	6,061	14,665	21,725	(76)	(106)	(112)	8,177	16,896	24,529
Net periodic pension cost/(benefit)	$2,838	$509	$634	$5,322	$3,324	$9,119	$(48)	$(94)	$(104)	$8,112	$3,739	$9,649
The projected post-retirement benefit obligation was principally determined using discount rates of 4.49% in 2023 and 4.67% in 2022. Net periodic post-retirement benefit cost was principally determined using discount rates of 4.67% in 2023, 1.94% in 2022, and 1.47% in 2021. The health care cost trend rate was 5.7% in 2023 and 2022, and 5.9% in 2021, decreasing to 4.50% in 2029.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2023				December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$48,710	$—	$—	$48,710	$99,535	$—	$—	$99,535
Equity Securities:
Mettler-Toledo Stock	2,606	—	—	2,606	3,107	—	—	3,107
Equity Mutual Funds:
U.S.(1)	5,831	24,856	—	30,687	5,753	24,133	—	29,886
International(2)	294,703	10,314	—	305,017	89,247	9,496	—	98,743
Emerging Markets(3)	19,941	—	—	19,941	127,506	—	—	127,506
Fixed Income Securities:
Corporate/Government Bonds(4)	91,495	—	—	91,495	79,221	—	—	79,221
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	25,458	1,972	27,430	—	25,126	1,775	26,901
Core Bond(6)	144,948	57,286	—	202,234	73,315	62,956	—	136,271
Real Asset Mutual Funds:
Real Estate(7)	—	186,804	—	186,804	—	167,693	—	167,693
Commodities(8)	50,109	—	—	50,109	49,603	—	—	49,603
Other Types of Investments:
Debt Securities (9)	45,156	—	—	45,156	41,099	—	—	41,099
Global Allocation Funds(10)	4,326	—	—	4,326	4,370	—	—	4,370
Multi-Strategy Fund of Hedge Funds (11)	—	22,336	—	22,336	—	17,702	—	17,702
Insurance Linked Securities(12)	2,870	—	—	2,870	13,243	—	—	13,243
Total assets in fair value hierarchy	$710,695	$327,054	$1,972	$1,039,721	$585,999	$307,106	$1,775	$894,880
Investments measured at net asset value:
International(13)				—				2,409
Emerging Markets (13)				6,444				5,980
Multi-Strategy Fund of Hedge Funds (13)				50,073				78,937
Total pension assets at fair value				$1,096,238				$982,206
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
The following table presents a roll-forward of activity for the years ended December 31, 2023 and 2022 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2021	$1,787
Actual return on plan assets related to assets held at end of year	(1)
Purchases	80
Impact of foreign currency	(91)
Balance at December 31, 2022	$1,775
Actual return on plan assets related to assets held at end of year	31
Purchases	91
Impact of foreign currency	75
Balance at December 31, 2023	$1,972
There were no transfers between any asset levels during the years ended December 31, 2023 and 2022.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits, Net of Subsidy	Total
2024	$8,674	$55,323	$106	$64,103
2025	8,738	57,135	94	65,967
2026	8,724	56,092	83	64,899
2027	8,688	57,814	73	66,575
2028	8,637	58,505	64	67,206
2029-2033	40,720	284,418	213	325,351
In 2024, the Company expects to make employer pension contributions of approximately $2.1 million to its U.S. pension plan, $27.3 million to its non-U.S. pension plan and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2023	2022	2021
United States	$142,078	$144,107	$109,918
Non-United States	831,650	926,485	839,443
Earnings before taxes	$973,728	$1,070,592	$949,361

The provision for taxes consists of:

	Current	Deferred	Total
Year ended December 31, 2023:
United States federal	$20,036	$(10,949)	$9,087
United States state and local	8,946	(838)	8,108
Non-United States	169,341	(1,586)	167,755
Total	$198,323	$(13,373)	$184,950
Year ended December 31, 2022:
United States federal	$363	$9,710	$10,073
United States state and local	4,893	1,282	6,175
Non-United States	166,317	15,525	181,842
Total	$171,573	$26,517	$198,090
Year ended December 31, 2021:
United States federal	$7,750	$(7,415)	$335
United States state and local	3,670	(1,099)	2,571
Non-United States	168,393	9,077	177,470
Total	$179,813	$563	$180,376

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2023, 2022, and 2021 to earnings before taxes as a result of the following:

	2023	2022	2021
Expected tax	$204,483	$224,825	$199,365
United States state and local income taxes, net of federal income tax benefit	6,858	5,132	1,235
Non-United States income taxes at other than U.S. federal rate	(14,611)	(3,055)	3,439
Excess tax benefits from stock option exercises	(13,674)	(22,965)	(22,843)
Other, net	1,894	(5,847)	(820)
Total provision for taxes	$184,950	$198,090	$180,376
The Company’s reported effective tax rate was 19% in 2023, 18.5% in 2022, and 19% in 2021.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2023	2022
Deferred tax assets:
Inventory	$24,969	$26,401
Lease liability, accrued and other liabilities	92,601	91,892
Accrued post-retirement benefit and pension costs	34,015	33,010
Net operating loss and other tax carryforwards	43,036	37,797
Swiss tax reform intangible assets	55,767	49,642
Other	6,726	4,927
Total deferred tax assets	257,114	243,669
Less valuation allowance	(73,460)	(62,615)
Total deferred tax assets less valuation allowance	183,654	181,054
Deferred tax liabilities:
Inventory	12,095	8,053
Lease right-of-use assets and other assets	26,510	28,297
Property, plant, and equipment	83,326	76,867
Acquired intangibles amortization	62,479	61,278
Prepaid post-retirement benefit and pension costs	49,918	52,197
International earnings	19,641	27,357
Unrealized currency gains	7,165	11,285
Total deferred tax liabilities	261,134	265,334
Net deferred tax (liability) asset	$(77,480)	$(84,280)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022
Unrecognized tax benefits at beginning of year	$50,822	$46,432
Increases related to current tax positions	5,867	12,942
Decreases related to prior year tax positions	(2,641)	(7,245)
Impact of foreign currency	4,177	(1,307)
Unrecognized tax benefits at end of year	$58,225	$50,822
Included in the balance of unrecognized tax benefits at December 31, 2023 and 2022 were $58.2 million and $50.8 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. Increases and decreases related to current and prior year tax positions during 2023 and 2022 primarily relate to non-United States income taxes. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2023 and 2022 was $10.9 million and $9.3 million, respectively.
The Company believes that it is reasonably possible that the unrecognized tax benefit balance could decrease over the next 12 months, primarily related to the completion of certain tax examinations as well as the lapse in the statute of limitations. The Company does not expect such a change would have a material impact on its financial position, results of operations, or cash flows.
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
As of December 31, 2023, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2018, the United States after 2019, France after 2020, Switzerland after 2019, the United Kingdom after 2019, and China after 2020. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $4.1 million, $9.3 million, and $3.1 million in 2023, 2022, and 2021, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $7.6 million, $16.9 million, and $11.4 million in 2023, 2022, and 2021, respectively. Other charges (income), net also includes $0.9 million of acquisition costs for the year ended December 31, 2022. For the year ended December 31, 2021, $3.4 million of acquisition costs, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers, were included in other charges (income), net.

16.    LEASES
The Company’s operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2023	2022	Balance Sheet Location
Right-of-use assets, net	$114,392	$114,321	Other non-current assets

Current lease liability	$28,516	$29,271	Accrued and other liabilities
Non-current lease liability	86,930	86,888	Other non-current liabilities
Total operating lease liability	$115,446	$116,159
As of December 31, 2023, the Company had not entered into any material real estate operating leases expected to commence in 2024.
For the years ended December 31, 2023, 2022 and 2021, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

	2023	2022	2021
Operating lease expense	$37,849	$37,145	$36,137
Variable lease expense	7,022	4,649	4,503
Short-term lease expense	1,004	958	1,018
Total lease expense	$45,875	$42,752	$41,658

Weighted average remaining lease term	6.5 years	7.9 years	7.4 years
Weighted average discount rate	4.0%	2.9%	2.1%
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $34.4 million, $34.6 million, and $33.7 million, offset by a change in the lease liability of $33.4 million, $34.6 million, and $33.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively. Lease payments within operating activities were $36.6 million, $35.2 million, and $35.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $34.5 million, $27.0 million, and $46.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2024	$33,065
2025	24,444
2026	18,113
2027	11,835
2028	8,853
Thereafter	35,908
Total lease payments	132,218
Less imputed interest	(16,772)
Total operating lease liability	$115,446

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2023	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,403,919	$137,192	$1,541,111	$365,052	$15,863	$3,848,003	$(36,269)	$526,392
Swiss Operations	188,679	761,114	949,793	281,481	7,017	3,554,911	(8,030)	27,532
Western European Operations	792,907	188,963	981,870	178,673	5,351	1,533,297	(5,052)	101,653
Chinese Operations	718,818	278,027	996,845	367,094	9,609	989,955	(10,133)	621
Other(a)	683,986	20,600	704,586	106,238	4,297	408,200	(12,380)	13,910
Eliminations and Corporate(b)		(1,385,896)	(1,385,896)	(146,642)	6,814	(6,978,811)	(33,459)	—
Total	$3,788,309	$—	$3,788,309	$1,151,896	$48,951	$3,355,555	$(105,323)	$670,108

For the Year Ended December 31, 2022	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,444,460	$156,884	$1,601,344	$357,802	$14,582	$3,574,842	$(55,464)	$524,470
Swiss Operations	176,119	839,951	1,016,070	309,844	6,644	2,968,539	(7,690)	25,058
Western European Operations	799,931	196,900	996,831	174,352	4,970	1,314,332	(5,110)	96,077
Chinese Operations	841,526	308,164	1,149,690	424,162	9,699	1,234,303	(12,418)	641
Other(a)	657,673	3,959	661,632	90,322	4,176	388,639	(6,268)	13,924
Eliminations and Corporate(b)	—	(1,505,858)	(1,505,858)	(164,023)	6,713	(5,988,260)	(34,291)	—
Total	$3,919,709	$—	$3,919,709	$1,192,459	$46,784	$3,492,395	$(121,241)	$660,170

For the Year Ended December 31, 2021	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,287,983	$155,987	$1,443,970	$302,177	$12,123	$3,278,400	$(34,972)	$508,942
Swiss Operations	171,633	826,001	997,634	301,142	6,557	2,700,965	(7,856)	23,710
Western European Operations	829,761	211,547	1,041,308	172,265	5,264	1,566,819	(11,014)	100,433
Chinese Operations	771,651	291,779	1,063,430	369,835	9,566	1,037,838	(15,700)	710
Other(a)	656,902	4,780	661,682	100,028	3,819	365,182	(5,652)	14,827
Eliminations and Corporate(b)	—	(1,490,094)	(1,490,094)	(187,636)	7,653	(5,622,406)	(32,386)	—
Total	$3,717,930	$—	$3,717,930	$1,057,811	$44,982	$3,326,798	$(107,580)	$648,622
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
A reconciliation of earnings before taxes to segment profit follows:

	2023	2022	2021
Earnings before taxes	$973,728	$1,070,592	$949,361
Amortization	72,213	66,239	63,075
Interest expense	77,366	55,392	43,242
Restructuring charges	32,735	9,556	5,239
Other income, net	(4,146)	(9,320)	(3,106)
Segment profit	$1,151,896	$1,192,459	$1,057,811

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
In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2023	2022	2021	2023	2022
United States	$1,346,468	$1,363,335	$1,217,114	$224,696	$228,997
Other Americas	221,742	219,158	202,718	13,152	4,155
Total Americas	1,568,210	1,582,493	1,419,832	237,848	233,152
Germany	221,482	219,813	229,341	36,123	39,159
France	139,304	147,430	152,225	22,684	8,027
United Kingdom	79,455	85,382	90,431	30,651	30,828
Switzerland	91,564	80,891	82,381	332,136	300,155
Other Europe	483,693	480,844	508,583	19,285	35,914
Total Europe	1,015,498	1,014,360	1,062,961	440,879	414,083
China	707,592	823,842	754,002	87,972	90,343
Rest of World	497,009	499,014	481,135	36,675	41,022
Total Asia/Rest of World	1,204,601	1,322,856	1,235,137	124,647	131,365
Total	$3,788,309	$3,919,709	$3,717,930	$803,374	$778,600

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2023	$62,615	$7,548	$4,149	$852	$73,460
Year ended December 31, 2022	$51,126	$6,103	$6,284	$898	$62,615
Year ended December 31, 2021	$52,388	$2,058	$—	$3,320	$51,126
_______________________________________
Note (A)
Amounts in 2023 primarily relate to changes in foreign currency.Amounts in 2022 primarily relate to disallowed interest expense deductions.
Note (B)
Amounts in 2023 primarily relate to changes in the state tax net operating losses and credits. The amounts in 2022 primarily relate to changes in foreign currency. Amounts in 2021 include changes in state net operating losses and credits, foreign tax credit, and R&D credit carryforwards.

S-1