Form 10-Q
period 2024-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2024-05-10
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024, OR
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

The Registrant had 21,357,370 shares of Common Stock outstanding at March 31, 2024.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2024 and 2023
(In thousands, except share data)
(unaudited)

	March 31, 2024	March 31, 2023
Net sales
Products	$700,968	$716,001
Service	224,981	212,737
Total net sales	925,949	928,738
Cost of sales
Products	271,927	285,751
Service	105,889	96,421
Gross profit	548,133	546,566
Research and development	46,415	45,477
Selling, general and administrative	234,390	234,638
Amortization	18,228	17,779
Interest expense	19,232	18,184
Restructuring charges	9,664	4,274
Other charges (income), net	(343)	(396)
Earnings before taxes	220,547	226,610
Provision for taxes	43,038	38,184
Net earnings	$177,509	$188,426

Basic earnings per common share:
Net earnings	$8.28	$8.53
Weighted average number of common shares	21,437,673	22,083,456

Diluted earnings per common share:
Net earnings	$8.24	$8.47
Weighted average number of common and common equivalent shares	21,543,313	22,253,435

Total comprehensive income, net of tax (Note 9)	$199,250	$187,143

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023
(In thousands, except share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$70,191	$69,807
Trade accounts receivable, less allowances of $19,069 at March 31, 2024
and $20,103 at December 31, 2023	650,333	663,893
Inventories	373,670	385,865
Other current assets and prepaid expenses	116,920	110,638
Total current assets	1,211,114	1,230,203
Property, plant and equipment, net	773,495	803,374
Goodwill	665,816	670,108
Other intangible assets, net	274,375	285,429
Deferred tax assets, net	31,478	31,199
Other non-current assets	326,839	335,242
Total assets	$3,283,117	$3,355,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$189,449	$210,411
Accrued and other liabilities	190,023	196,138
Accrued compensation and related items	129,526	160,308
Deferred revenue and customer prepayments	216,659	202,022
Taxes payable	223,102	219,984
Short-term borrowings and current maturities of long-term debt	183,173	192,219
Total current liabilities	1,131,932	1,181,082
Long-term debt	1,903,574	1,888,620
Deferred tax liabilities, net	100,115	108,679
Other non-current liabilities	306,213	327,112
Total liabilities	3,441,834	3,505,493
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 21,357,370 and 21,526,172 shares at March 31, 2024 and December 31, 2023, respectively	448	448
Additional paid-in capital	876,417	871,110
Treasury stock at cost (23,428,641 shares at March 31, 2024 and 23,259,839 shares at December 31, 2023)	(8,425,613)	(8,212,437)
Retained earnings	7,688,105	7,510,756
Accumulated other comprehensive loss	(298,074)	(319,815)
Total shareholders’ equity	(158,717)	(149,938)
Total liabilities and shareholders’ equity	$3,283,117	$3,355,555

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2024 and 2023
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options, restricted stock units and performance stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock	—	—	—	(1,906)	—	—	(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)

Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options, restricted stock units and performance stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(2,083)	—	—	(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2024 and 2023
(In thousands)
(unaudited)

	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net earnings	$177,509	$188,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,522	12,023
Amortization	18,228	17,779
Deferred tax provision (benefit)	(2,063)	602
Share-based compensation	4,722	4,027
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(1,708)	72,109
Inventories	(3,954)	15,559
Other current assets	(7,469)	(3,720)
Trade accounts payable	(15,944)	(71,941)
Taxes payable	16,632	(3,752)
Accruals and other	(8,488)	(77,850)
Net cash provided by operating activities	189,987	153,262
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,391)	(23,196)
Acquisitions	(1,000)	(613)
Other investing activities	9,456	1,423
Net cash used in investing activities	(8,935)	(22,386)
Cash flows from financing activities:
Proceeds from borrowings	449,863	605,018
Repayments of borrowings	(418,280)	(503,516)
Proceeds from stock option exercises	1,831	11,473
Repurchases of common stock	(212,499)	(249,999)
Other financing activities	—	(611)
Net cash used in financing activities	(179,085)	(137,635)

Effect of exchange rate changes on cash and cash equivalents	(1,583)	(122)

Net (decrease) increase in cash and cash equivalents	384	(6,881)

Cash and cash equivalents:
Beginning of period	69,807	95,966
End of period	$70,191	$89,085

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

1.BASIS OF PRESENTATION
Mettler-Toledo International Inc. (Mettler-Toledo or the Company) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company's primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom, the United States and Mexico. The Company's principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2024 and through the date of this report. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to Ukraine and the Israel-Hamas war, as well as other factors.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required in the future.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials and parts	$169,556	$180,352
Work-in-progress	75,135	81,181
Finished goods	128,979	124,332
	$373,670	$385,865
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair values of the assets are less than their carrying amounts.
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
    Other intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$286,364	$(106,405)	$179,959	$294,180	$(107,665)	$186,515
Proven technology and patents	125,662	(74,198)	51,464	129,227	(75,014)	54,213
Trade name (finite life)	7,718	(4,614)	3,104	7,908	(4,535)	3,373
Trade name (indefinite life)	35,110	—	35,110	36,320	—	36,320
Other	12,997	(8,259)	4,738	13,236	(8,228)	5,008
	$467,851	$(193,476)	$274,375	$480,871	$(195,442)	$285,429
The Company recognized amortization expense associated with the above intangible assets of $6.8 million and $6.9 million for the three months ended March 31, 2024 and 2023, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $27.2 million for 2024, $26.2 million for 2025, $22.2 million for 2026, $20.7 million for 2027, $19.4 million for 2028 and $17.7 million for 2029. Purchased intangible amortization was $6.6 million, $5.1 million after tax for both three month periods ended March 31, 2024 and 2023.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $11.3 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $4.7 million and $4.0 million of share-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations utilizing the acquisition method of accounting. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is generally allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. The determination of the values of the acquired assets and assumed liabilities, including goodwill and intangible assets, require significant judgement. Acquisition transaction costs are expensed when incurred.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Recent Accounting Pronouncements
In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, ASU 2021-01 and ASU 2022-06: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2024. The Company amended its credit agreement and cross currency swap agreements in June 2023 to change the interest rate benchmark from LIBOR to SOFR and other non-U.S. dollar references, which did not change the amount or timing of cash flows. As a result, the discontinuation of LIBOR did not have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures which requires incremental disclosures about a public entity's reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The Company will adopt the annual disclosure requirements in 2024 and is currently evaluating the impact of these requirements on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which enhances income tax disclosures, especially related to the rate reconciliation and income taxes paid information. The Company will adopt the annual disclosure requirements in 2025 and is currently evaluating the impact of these requirements on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$250,737	$43,621	$151,535	$129,011	$126,064	$700,968
Service Revenue:
Point in time	73,133	7,765	42,821	9,901	31,210	164,830
Over time	22,253	2,865	20,409	4,286	10,338	60,151
Total	$346,123	$54,251	$214,765	$143,198	$167,612	$925,949

Three months ended March 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$246,529	$36,461	$140,707	$170,430	$121,874	$716,001
Service Revenue:
Point in time	70,626	7,461	41,165	11,347	30,045	160,644
Over time	20,247	2,447	17,552	3,990	7,857	52,093
Total	$337,402	$46,369	$199,424	$185,767	$159,776	$928,738

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2024	2023
Americas	$384,342	$372,073
Europe	273,861	253,974
Asia / Rest of World	267,746	302,691
Total	$925,949	$928,738
The Company's global revenue mix by product category is laboratory (57% of sales), industrial (38% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global revenue mix except the Company's Swiss Operations is largely comprised of laboratory products, while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three months ended March 31 follows:

	2024	2023
Laboratory	$525,056	$520,031
Industrial	351,845	355,181
Retail	49,048	53,526
Total	$925,949	$928,738
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2024 and December 31, 2023 was $40.1 million and $35.7 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2024 and 2023 are as follows:

	2024	2023
Beginning balances as of January 1	$202,022	$192,759
Customer pre-payments/deferred revenue	188,295	190,262
Revenue recognized	(169,663)	(172,890)
Foreign currency translation	(3,995)	1,171
Ending balance as of March 31	$216,659	$211,302
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
The Company amended all active cross currency swap agreements to replace all references of LIBOR to SOFR as the interest rate benchmark to align with the amendment to the Company's Credit Facility Agreement, as discussed in Note 10 to the consolidated financial statements for the year ended December 31, 2023. As part of these amendments, the corresponding fixed Swiss franc interest rates were amended as well to reflect the change in the benchmark.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2024 and December 31, 2023, respectively. A derivative gain of $7.2 million based upon interest rates at March 31, 2024, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2024.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2024 and December 31, 2023, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $8.8 million and net gain of $3.5 million during the three months ended March 31, 2024 and 2023, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2024 and December 31, 2023, these contracts had a notional value of $774.3 million and $793.9 million, respectively.

5.    FAIR VALUE MEASUREMENTS
At March 31, 2024 and December 31, 2023, the Company had derivative assets totaling $13.2 million and $8.3 million, respectively, and derivative liabilities totaling $8.1 million and $25.2 million,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2024 and December 31, 2023.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. The Company does not have any assets or liabilities which are categorized as Level 1.

	March 31, 2024	December 31, 2023	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$10,306	$8,330	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreements	577	—	Other current assets and prepaid expenses
Cross currency swap agreements	2,275	—	Other non-current assets
Total derivative assets	$13,158	$8,330

Foreign currency forward contracts not designated as hedging instruments	$5,652	$8,245	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreements	—	2,678	Accrued and other liabilities
Cross currency swap agreements	2,429	14,270	Other non-current liabilities
Total derivative liabilities	$8,081	$25,193
The Company had $5.2 million and $4.0 million of cash equivalents at March 31, 2024 and December 31, 2023, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $211.5 million as of March 31, 2024. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

6.     INCOME TAXES
The Company's reported tax rate was 19.5% and 16.9% during the three months ended March 31, 2024 and 2023, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% and 18.5% before non-recurring discrete tax items during 2024 and 2023, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
7.     DEBT
    Debt consisted of the following at March 31, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22. 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	135,303	135,303
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	146,127	146,127
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	135,303	135,303
Senior notes debt issuance costs, net	(2,573)	(1,323)	(3,896)
Total Senior Notes	947,427	415,410	1,362,837
$1.25 billion Credit Agreement, interest at SOFR plus 87.5 basis points	446,920	214,704	661,624
Other local arrangements	8,534	53,752	62,286
Total debt	1,402,881	683,866	2,086,747
Less: current portion	(129,694)	(53,479)	(183,173)
Total long-term debt	$1,273,187	$630,387	$1,903,574
As of March 31, 2024, the Company had $583.6 million of additional borrowings available under its Credit Agreement, and the Company maintained $70.2 million of cash and cash equivalents.
In December 2022, the Company entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K for the year ended December 31, 2023. The Company used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
    The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $8.2 million and $5.3 million for the three months ended

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

March 31, 2024 and 2023, respectively. The Company has a gain of $25.5 million recorded in accumulated other comprehensive income (loss) as of March 31, 2024.
Other Local Arrangements
    In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2024.

8.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $2.3 billion of remaining availability for its share repurchase program as of March 31, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 31.9 million common shares at an average price per share of $287.08 since the inception of the program in 2004 through March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company spent $212.5 million and $250.0 million on the repurchase of 173,700 shares and 166,628 shares at an average price per share of $1,223.35 and $1,511.78, respectively. The Company reissued 4,898 shares and 47,849 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company incurred $2.1 million and $1.9 million of excise tax during the three months ended March 31, 2024 and 2023, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

9.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2024	March 31, 2023
Net earnings	$177,509	$188,426
Other comprehensive income (loss), net of tax	21,741	$(1,283)
Comprehensive income, net of tax	$199,250	$187,143
The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains from cash flow hedging arrangements	—	16,074	—	16,074
Foreign currency translation adjustment	8,519	—	11,841	20,360
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(17,169)	2,476	(14,693)
Net change in other comprehensive income (loss), net of tax	8,519	(1,095)	14,317	21,741
Balance at March 31, 2024	$(108,711)	$(975)	$(188,388)	$(298,074)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains from cash flow hedging arrangements	—	19	—	19
Foreign currency translation adjustment	(893)	—	(728)	(1,621)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(1,259)	1,578	319
Net change in other comprehensive income (loss), net of tax	(893)	(1,240)	850	(1,283)
Balance at March 31, 2023	$(83,757)	$3,016	$(147,775)	$(228,516)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap	(21,196)	(1,554)	(a)
Provision for taxes	(4,027)	(295)	Provision for taxes
Total, net of taxes	$(17,169)	$(1,259)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$3,108	$2,002	(b)
Provision for taxes	632	424	Provision for taxes
Total, net of taxes	$2,476	$1,578
(a)The cross currency swap reflects an unrealized gain of $18.2 million recorded in other charges (income) that was offset by the underlying unrealized loss in the hedged debt for the three months ended March 31, 2024. The cross currency swap also reflects a realized gain of $3.0 million recorded in interest expense for the three months ended March 31, 2024.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2024 and 2023.

10.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 105,640 and 169,979 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2024 and 2023, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 72,089 and 35,063 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

11.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost, net	$397	$289	$4,020	$3,396	$—	$—	$4,417	$3,685
Interest cost on projected benefit obligations	1,192	1,256	4,479	4,876	7	7	5,678	6,139
Expected return on plan assets	(1,368)	(1,383)	(9,345)	(8,567)	—	—	(10,713)	(9,950)
Recognition of prior service cost	—	—	(1,161)	(1,050)	(19)	(19)	(1,180)	(1,069)
Recognition of actuarial losses/(gains)	521	548	3,761	2,537	8	—	4,290	3,085
Net periodic pension cost/(credit)	$742	$710	$1,754	$1,192	$(4)	$(12)	$2,492	$1,890
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company expects to make employer contributions of approximately $27.3 million to its non-U.S. pension plan during the year ended December 31, 2024. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2024 and 2023 were $2.0 million and $1.8 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

13.     SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2023, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2024	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$346,123	$37,418	$383,541	$93,636	$526,385
Swiss Operations	54,251	223,371	277,622	59,086	25,601
Western European Operations	214,765	47,738	262,503	50,311	99,985
Chinese Operations	143,198	80,641	223,839	75,823	605
Other (a)	167,612	3,331	170,943	25,182	13,240
Eliminations and Corporate (b)	—	(392,499)	(392,499)	(36,710)	—
Total	$925,949	$—	$925,949	$267,328	$665,816

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2023	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$337,402	$33,248	$370,650	$81,796	$524,470
Swiss Operations	46,369	202,134	248,503	76,422	25,195
Western European Operations	199,424	44,876	244,300	44,523	97,558
Chinese Operations	185,767	60,452	246,219	81,241	643
Other (a)	159,776	957	160,733	24,243	13,876
Eliminations and Corporate (b)	—	(341,667)	(341,667)	(41,774)	—
Total	$928,738	$—	$928,738	$266,451	$661,742
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
    A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings before taxes	$220,547	$226,610
Amortization	18,228	17,779
Interest expense	19,232	18,184
Restructuring charges	9,664	4,274
Other charges (income), net	(343)	(396)
Segment profit	$267,328	$266,451

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2024 and 2023 (amounts in thousands).

	Three months ended March 31,
	2024		2023
	(unaudited)	%	(unaudited)	%
Net sales	$925,949	100.0	$928,738	100.0
Cost of sales	377,816	40.8	382,172	41.1
Gross profit	548,133	59.2	546,566	58.9
Research and development	46,415	5.0	45,477	4.9
Selling, general and administrative	234,390	25.3	234,638	25.3
Amortization	18,228	2.0	17,779	1.9
Interest expense	19,232	2.1	18,184	2.0
Restructuring charges	9,664	1.0	4,274	0.4
Other charges (income), net	(343)	—	(396)	—
Earnings before taxes	220,547	23.8	226,610	24.4
Provision for taxes	43,038	4.6	38,184	4.1
Net earnings	$177,509	19.2	$188,426	20.3
Net sales
Net sales were $925.9 million for the three months ended March 31, 2024, compared to $928.7 million for the corresponding period in 2023. Sales in U.S. dollars were flat for the three months ended March 31, 2024. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales were also flat for the three months ended March 31, 2024. We estimate that net sales benefited by approximately 6% from the recovery of our previously disclosed shipping delays in 2023 related to a new external European logistics service provider. We also continued to experience reduced market demand, particularly in China. We continue to benefit from the execution of our global sales and marketing programs and our innovative product portfolio. However, there is uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to Ukraine, the Israel-Hamas war, and inflation also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended March 31, 2024 in U.S. dollars increased 3% in the Americas and 8% in Europe, and decreased 12% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in the Americas, and 6% in Europe, and decreased 8% in Asia/Rest of World, including a 19% decrease in China, for the three months ended March 31, 2024 compared to the corresponding period in 2023. Excluding the benefit of delayed fourth quarter 2023 shipments, local currency sales decreased 5% in Europe, 1% in the Americas, and 12% in Asia/Rest of World, with 21% in China, during the three months ended March 31, 2024. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2023, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 2% in U.S. dollars and 1% in local currency for the three months ended March 31, 2024 compared to the prior year period. Service revenue (including spare parts) increased 6% in both U.S. dollars and local currency during the three months ended March 31, 2024 compared to the corresponding period in 2023.
Net sales of our laboratory product and services, which represented approximately 57% of our total net sales for the three months ended March 31, 2024, increased 1% in U.S. dollars and 2% in local currencies during the three months ended March 31, 2024. Laboratory net sales benefited approximately 8% from the previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the local currency net sales decrease in our laboratory-related products includes a decline in most products, particularly in China.
Net sales of our industrial products and services, which represented approximately 38% of our total net sales for the three months ended March 31, 2024, decreased 1% in U.S. dollars and were flat in local currencies during the three months ended March 31, 2024. Industrial net sales benefited approximately 3% from the previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the local currency net sales decrease in our industrial-related products includes a decline in core-industrial products, particularly in China, which was partially offset by strong project activity in the Americas.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales for the three months ended March 31, 2024, decreased 8% in U.S. dollars and 9% in local currencies during the three months ended March 31, 2024. Retail net sales benefited approximately 6% from the previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the local currency net sales decrease in food retailing products primarily reflects the timing of project activity related to especially strong growth in the prior year.
Gross profit
Gross profit as a percentage of net sales was 59.2% for the three months ended March 31, 2024 compared to 58.9% for the corresponding period in 2023.
Gross profit as a percentage of net sales for products was 61.2% and 60.1% for the three month periods ended March 31, 2024 and 2023, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 52.9% for the three months ended March 31, 2024 compared to 54.7% for the corresponding period in 2023.

The increase in gross profit as a percentage of net sales for the three months ended March 31, 2024 primarily reflects favorable price realization and business mix, partially offset by unfavorable foreign currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% for the three months ended March 31, 2024 compared to 4.9% in the corresponding period of 2023. Research and development expenses increased 2% in U.S. dollars and were flat in local currencies, during the three months ended March 31, 2024 compared to the corresponding period in 2023.
Selling, general and administrative expenses as a percentage of net sales were 25.3% for both the three months ended March 31, 2024 and the corresponding period during 2023. Selling, general and administrative expense was flat in U.S. dollars and decreased 1% in local currencies during the three months ended March 31, 2024 compared to the corresponding period in 2023. The local currency decrease includes benefits from our cost savings programs.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $18.2 million for the three months ended March 31, 2024 and $17.8 million for the corresponding period in 2023.
Interest expense was $19.2 million for the three months ended March 31, 2024 and $18.2 million for the corresponding period in 2023. The increase in interest expense is primarily related to higher variable interest rates.
Restructuring charges were $9.7 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2024 and 2023 were $2.0 million and $1.8 million, respectively.
Our reported tax rate was 19.5% and 16.9% during the three months ended March 31, 2024 and 2023, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% and 18.5% before non-recurring discrete tax items for the three months ended March 31, 2024 and 2023, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2023.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2024	2023	%
Total net sales	$383,541	$370,650	3%
Net sales to external customers	$346,123	$337,402	3%
Segment profit	$93,636	$81,796	14%

Total net sales and net sales to external customers each increased 3% for the three months ended March 31, 2024 compared with the corresponding period in 2023. Net sales to external customers benefited by approximately 3% from the previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, net sales to external customers includes strong growth in core-industrial products offset by a significant decline in food retailing related to strong project activity in the prior year, as well as a decline in laboratory products.
Segment profit increased $11.8 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. Segment profit during the three months ended March 31, 2024 includes benefits from our margin expansion and cost savings initiatives.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2024	2023	%1)
Total net sales	$277,622	$248,503	12%
Net sales to external customers	$54,251	$46,369	17%
Segment profit	$59,086	$76,422	(23)%
1) Represents U.S. dollar growth.
Total net sales increased 12% in U.S. dollars and 6% in local currency for the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers increased 17% in U.S. dollars and 13% in local currency during the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers benefited by approximately 14% from our previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the local currency net sales to external customers decrease for the three months ended March 31, 2024 includes a decline in food retailing related to strong project activity in the prior year, partially offset by modest growth in laboratory products.
Segment profit decreased $17.3 million for the three month period ended March 31, 2024 compared to the corresponding period in 2023. Segment profit during the three months ended March 31, 2024 includes unfavorable inter-segment pricing, increased costs, unfavorable foreign currency translation and mix.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2024	2023	%1)
Total net sales	$262,503	$244,300	7%
Net sales to external customers	$214,765	$199,424	8%
Segment profit	$50,311	$44,523	13%
1) Represents U.S. dollar growth.
Total net sales increased 7% in U.S. dollars and 6% in local currencies during the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers increased 8% in U.S. dollars and 6% in local currencies during the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales benefited by approximately 10% from our previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the local currency net sales to external customers decrease for the three months ended March 31, 2024 includes declines in most categories.
Segment profit increased $5.8 million for the three month period ended March 31, 2024 compared to the corresponding period in 2023. Segment profit increased during the three months ended March 31, 2024 primarily due to higher volume from our previously disclosed shipping delays, benefits from our margin expansion and cost savings initiatives.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2024	2023	%1)
Total net sales	$223,839	$246,219	(9)%
Net sales to external customers	$143,198	$185,767	(23)%
Segment profit	$75,823	$81,241	(7)%
1) Represents U.S. dollar growth.

Total net sales decreased 9% in U.S. dollars and 5% in local currency for the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers by origin decreased 23% in U.S. dollars and 20% in local currency for the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers benefited by approximately 2% from our previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the decrease in local currency net sales to external customers during the three months ended March 31, 2024 reflects a significant decline in market demand in most product categories. Uncertainties continue to exist and market conditions may change quickly.
Segment profit decreased $5.4 million for the three month period ended March 31, 2024 compared to the corresponding period in 2023. The decrease in segment profit for the three month period ended March 31, 2024 primarily relates to lower sales volume and unfavorable currency, offset in part by benefits from our margin expansion and cost savings initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2024	2023	%1)
Total net sales	$170,943	$160,733	6%
Net sales to external customers	$167,612	$159,776	5%
Segment profit	$25,182	$24,243	4%
1) Represents U.S. dollar growth.

Total net sales increased 6% in U.S. dollars and 9% in local currencies during the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers by origin increased 5% in U.S. dollars and 7% in local currency for the three months ended March 31, 2024 compared to the corresponding period in 2023. Net sales to external customers benefited by approximately 9% from our previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the decrease in net sales to external customers includes a decline in most product categories.
Segment profit increased $0.9 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase in segment profit is primarily related to our increased sales volume and margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $190.0 million during the three months ended March 31, 2024, compared to $153.3 million in the corresponding period in 2023. The increase for the three months ended March 31, 2024 compared to the prior year is primarily related to working capital, including lower cash incentive payments of approximately $35 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.4 million for the three months ended March 31, 2024 compared to $23.2 million in the corresponding period in 2023.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. We have received the maximum allowable funding of $35.8 million related to the agreement during prior years, which offset associated capital expenditures.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $212.5 million and $250.0 million on the repurchase of 173,700 shares and 166,628 shares, during the three months ended March 31, 2024 and 2023, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The financial impact of the IRA is immaterial to our financial statements.

    Senior Notes and Credit Facility Agreement
    Our debt consisted of the following at March 31, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	135,303	135,303
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	146,127	146,127
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	135,303	135,303
Senior notes debt issuance costs, net	(2,573)	(1,323)	(3,896)
Total Senior Notes	947,427	415,410	1,362,837
$1.25 billion Credit Agreement, interest at SOFR plus 87.5 basis points	446,920	214,704	661,624
Other local arrangements	8,534	53,752	62,286
Total debt	1,402,881	683,866	2,086,747
Less: current portion	(129,694)	(53,479)	(183,173)
Total long-term debt	$1,273,187	$630,387	$1,903,574
As of March 31, 2024, approximately $583.6 million of additional borrowings was available under our Credit Agreement, and we maintained $70.2 million of cash and cash equivalents.
In May 2023 we amended our Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of March 31, 2024.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes are senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K for the year ended December 31, 2023. We used the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2024.
Share Repurchase Program
We have $2.3 billion of remaining availability for our share repurchase program as of March 31, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.9 million common shares at an average price per share of $287.08 since the inception of the program in 2004 through March 31, 2024. During the three months ended March 31, 2024 and 2023, we spent $212.5 million and $250.0 million on the repurchase of 173,700 shares and 166,628 shares at an average price per share of $1,223.35 and $1,511.78, respectively. We reissued 4,898 shares and 47,849 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company incurred $2.1 million and $1.9 million of excise tax during the three months ended March 31, 2024 and 2023, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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
    We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.0 million to $3.3 million annually.
    In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2024, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $36.1 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, the ongoing developments related to Ukraine, and the Israel-Hamas war. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2024 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
January 1 to January 31, 2024	59,834	$1,183.61	59,834	$2,487,610
February 1 to February 29, 2024	62,191	$1,198.70	62,191	$2,413,061
March 1 to March 31, 2024	51,675	$1,299.03	51,675	$2,345,932
Total	173,700	$1,223.35	173,700	$2,345,932

The Company has $2.3 billion of remaining availability for its share repurchase program as of March 31, 2024. We have purchased 31.9 million shares at an average price per share of $287.08 since the inception of the program through March 31, 2024.
During the three months ended March 31, 2024 and 2023, we spent $212.5 million and $250.0 million on the repurchase of 173,700 and 166,628 shares at an average price per share of $1,223.35 and $1,511.78, respectively. We reissued 4,898 shares and 47,849 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company incurred $2.1 million and $1.9 million of excise tax during the three months ended March 31, 2024 and 2023, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	May 10, 2024	By:	/s/Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer