Form 10-Q
period 2024-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2024-08-02
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024, OR
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

The Registrant had 21,219,218 shares of Common Stock outstanding at June 30, 2024.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

	June 30, 2024	June 30, 2023
Net sales
Products	$712,260	$758,971
Service	234,490	223,146
Total net sales	946,750	982,117
Cost of sales
Products	270,571	296,953
Service	110,511	101,621
Gross profit	565,668	583,543
Research and development	45,771	47,245
Selling, general and administrative	235,796	228,594
Amortization	18,178	18,042
Interest expense	18,950	19,249
Restructuring charges	5,329	8,021
Other charges (income), net	(1,533)	(1,011)
Earnings before taxes	243,177	263,403
Provision for taxes	21,363	49,476
Net earnings	$221,814	$213,927

Basic earnings per common share:
Net earnings	$10.42	$9.75
Weighted average number of common shares	21,279,006	21,944,645

Diluted earnings per common share:
Net earnings	$10.37	$9.69
Weighted average number of common and common equivalent shares	21,392,550	22,080,602

Comprehensive income, net of tax (Note 9)	$209,521	$175,227

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

	June 30, 2024	June 30, 2023
Net sales
Products	$1,413,228	$1,474,972
Service	459,471	435,883
Total net sales	1,872,699	1,910,855
Cost of sales
Products	542,498	582,704
Service	216,400	198,042
Gross profit	1,113,801	1,130,109
Research and development	92,186	92,722
Selling, general and administrative	470,186	463,232
Amortization	36,406	35,821
Interest expense	38,182	37,433
Restructuring charges	14,993	12,295
Other charges (income), net	(1,876)	(1,407)
Earnings before taxes	463,724	490,013
Provision for taxes	64,401	87,660
Net earnings	$399,323	$402,353

Basic earnings per common share:
Net earnings	$18.70	$18.28
Weighted average number of common shares	21,358,339	22,013,662

Diluted earnings per common share:
Net earnings	$18.60	$18.15
Weighted average number of common and common equivalent shares	21,468,995	22,164,394

Comprehensive income, net of tax (Note 9)	$408,771	$362,370

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023
(In thousands, except share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$70,810	$69,807
Trade accounts receivable, less allowances of $18,928 at June 30, 2024
and $20,103 at December 31, 2023	634,710	663,893
Inventories	366,395	385,865
Other current assets and prepaid expenses	106,392	110,638
Total current assets	1,178,307	1,230,203
Property, plant and equipment, net	768,664	803,374
Goodwill	665,359	670,108
Other intangible assets, net	268,154	285,429
Deferred tax assets, net	30,554	31,199
Other non-current assets	338,126	335,242
Total assets	$3,249,164	$3,355,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$199,462	$210,411
Accrued and other liabilities	180,881	196,138
Accrued compensation and related items	157,416	160,308
Deferred revenue and customer prepayments	214,205	202,022
Taxes payable	217,972	219,984
Short-term borrowings and current maturities of long-term debt	311,246	192,219
Total current liabilities	1,281,182	1,181,082
Long-term debt	1,746,638	1,888,620
Deferred tax liabilities, net	101,741	108,679
Other non-current liabilities	272,365	327,112
Total liabilities	3,401,926	3,505,493
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 21,219,218 shares and
21,526,172 shares at June 30, 2024 and December 31, 2023, respectively	448	448
Additional paid-in capital	881,814	871,110
Treasury stock at cost (23,566,793 shares at June 30, 2024 and 23,259,839 shares at December 31, 2023)	(8,634,576)	(8,212,437)
Retained earnings	7,909,919	7,510,756
Accumulated other comprehensive loss	(310,367)	(319,815)
Total shareholders' equity	(152,762)	(149,938)
Total liabilities and shareholders’ equity	$3,249,164	$3,355,555

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock				(1,906)			(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)
Exercise of stock options and restricted stock units	22,342	—	1,536	6,085	(7)	—	7,614
Repurchases of common stock	(177,754)	—	—	(250,000)	—	—	(250,000)
Excise tax on net repurchases of common stock				(2,272)			(2,272)
Share-based compensation	—	—	4,195	—	—	—	4,195
Net earnings	—	—	—	—	213,927	—	213,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38,700)	(38,700)
Balance at June 30, 2023	21,864,818	$448	$861,404	$(7,811,028)	$7,126,687	$(267,216)	$(89,705)

Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(2,083)	—	—	(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)
Exercise of stock options and restricted stock units	18,640	—	856	5,449	—	—	6,305
Repurchases of common stock	(156,792)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(1,913)	—	—	(1,913)
Share-based compensation	—	—	4,541	—	—	—	4,541
Net earnings	—	—	—	—	221,814	—	221,814
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,293)	(12,293)
Balance at June 30, 2024	21,219,218	$448	$881,814	$(8,634,576)	$7,909,919	$(310,367)	$(152,762)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2024 and 2023
(In thousands)
(unaudited)

	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net earnings	$399,323	$402,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,873	24,217
Amortization	36,406	35,821
Deferred tax benefit	(3,837)	(1,766)
Share-based compensation	9,263	8,222
Non-cash discrete tax benefit	(22,982)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	7,404	60,460
Inventories	3,083	47,746
Other current assets	(6,190)	4,057
Trade accounts payable	(4,862)	(76,707)
Taxes payable	10,055	13,249
Accruals and other	(5,043)	(97,579)
Net cash provided by operating activities	447,493	420,073
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	668	412
Purchase of property, plant and equipment	(41,201)	(51,947)
Proceeds from government funding	—	1,264
Acquisitions	(2,473)	(613)
Other investing activities	12,239	(14,414)
Net cash used in investing activities	(30,767)	(65,298)
Cash flows from financing activities:
Proceeds from borrowings	1,022,578	1,080,921
Repayments of borrowings	(1,017,192)	(958,731)
Proceeds from stock option exercises	8,136	19,087
Repurchases of common stock	(424,998)	(499,999)
Acquisition contingent consideration payment	—	(5,626)
Other financing activities	(1,910)	(714)
Net cash used in financing activities	(413,386)	(365,062)
Effect of exchange rate changes on cash and cash equivalents	(2,337)	(2,105)
Net increase (decrease) in cash and cash equivalents	1,003	(12,392)
Cash and cash equivalents:
Beginning of period	69,807	95,966
End of period	$70,810	$83,574

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2024 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments in Ukraine, the Israel-Hamas war, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials and parts	$171,135	$180,352
Work-in-progress	72,982	81,181
Finished goods	122,278	124,332
	$366,395	$385,865
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the assets are less than its carrying amount.
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
Other intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$286,191	$(109,880)	$176,311	$294,180	$(107,665)	$186,515
Proven technology and patents	126,154	(76,770)	49,384	129,227	(75,014)	54,213
Tradenames (finite life)	7,762	(4,869)	2,893	7,908	(4,535)	3,373
Tradenames (indefinite life)	35,104	—	35,104	36,320	—	36,320
Other	12,411	(7,949)	4,462	13,236	(8,228)	5,008
	$467,622	$(199,468)	$268,154	$480,871	$(195,442)	$285,429

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.7 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively, and $13.6 million and $13.8 million for the six months ended June 30, 2024 and 2023, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $27.2 million for 2024, $26.2 million for 2025, $22.2 million for 2026, $20.7 million for 2027, $19.4 million for 2028, and $17.7 million for 2029. Purchased intangible amortization was $6.5 million, $5.0 million after tax, and $6.7 million, $5.2 million after tax, for the three months ended June 30, 2024 and 2023, respectively, and $13.1 million, $10.1 million after tax, and $13.3 million, $10.3 million after tax, for the six months ended June 30, 2024 and 2023, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $11.4 million and $11.1 million for the three months ended June 30, 2024 and 2023, respectively, and $22.7 million and $22.0 million for the six months ended June 30, 2024 and 2023, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.5 million and $9.3 million of share-based compensation expense for the three and six months ended June 30, 2024, respectively, compared to $4.2 million and $8.2 million for the corresponding periods in 2023.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023 follows:

For the three months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$264,345	$39,418	$137,113	$148,436	$122,948	$712,260
Service Revenue:
Point in time	73,839	7,615	43,218	11,753	34,614	171,039
Over time	24,031	3,152	21,982	4,195	10,091	63,451
Total	$362,215	$50,185	$202,313	$164,384	$167,653	$946,750

For the three months ended June 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$265,881	$36,662	$130,404	$204,259	$121,765	$758,971
Service Revenue:
Point in time	72,250	7,246	40,831	13,020	32,142	165,489
Over time	20,984	2,895	20,840	4,390	8,548	57,657
Total	$359,115	$46,803	$192,075	$221,669	$162,455	$982,117

For the six months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$515,081	$83,039	$288,648	$277,447	$249,013	$1,413,228
Service Revenue:
Point in time	146,973	15,379	86,039	21,654	65,824	335,869
Over time	46,284	6,017	42,391	8,481	20,429	123,602
Total	$708,338	$104,435	$417,078	$307,582	$335,266	$1,872,699

For the six months ended June 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$512,410	$73,123	$271,111	$374,689	$243,639	$1,474,972
Service Revenue:
Point in time	142,875	14,707	81,996	24,368	62,187	326,133
Over time	41,231	5,342	38,392	8,380	16,405	109,750
Total	$696,516	$93,172	$391,499	$407,437	$322,231	$1,910,855
A breakdown of net sales to external customers by geographic customer destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Americas	$404,030	$396,897	$788,373	$768,970
Europe	258,836	246,340	532,697	500,314
Asia / Rest of World	283,884	338,880	551,629	641,571
Total	$946,750	$982,117	$1,872,699	$1,910,855

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company's global revenue mix by product category is laboratory (56% of sales), industrial (39% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Laboratory	$523,233	$526,699	$1,048,288	$1,046,730
Industrial	374,257	399,001	726,102	754,181
Retail	49,260	56,417	98,309	109,944
Total	$946,750	$982,117	$1,872,699	$1,910,855

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2024 and December 31, 2023 was $39.4 million and $35.7 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ending June 30, 2024 and 2023 are as follows:

	2024	2023
Beginning balances as of January 1	$202,022	$192,759
Customer pre-payments/deferred revenue	338,581	343,373
Revenue recognized	(320,727)	(332,005)
Foreign currency translation	(5,671)	422
Ending balance as of June 30	$214,205	$204,549
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
Cash Flow Hedges
The Company has entered into a number of cross currency swaps designated as cash flow hedges. The agreements convert borrowings under the Company’s credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread, to a fixed Swiss franc income or expense as follows:

Agreement Date	Amount Converted	Effective Swiss Franc Interest Rate	Maturity Date
June 2019	$50 million	(0.82)%	June 2023
November 2021	$50 million	(0.67)%	November 2023
June 2021	$50 million	(0.73)%	June 2024
June 2021	$50 million	(0.59)%	June 2025
December 2023	$50 million	1.04%	November 2026
November 2023	$50 million	1.16%	November 2026
June 2023	$50 million	1.55%	June 2027
June 2024	$50 million	1.15%	June 2027
In June 2024, the Company entered into a cross currency arrangement, as summarized above, to replace the cross currency swap that matured in June 2024. The new swap was designated as an effective cash flow hedge.
The Company amended all active cross currency swap agreements to replace all references of LIBOR to SOFR as the interest rate benchmark to align with the amendment to the Company's Prior Credit Facility Agreement, as discussed in Note 10 to the consolidated financial statements for the year ended December 31, 2023. As part of these amendments, the corresponding fixed Swiss franc interest rates were amended as well to reflect the change in the benchmark.
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2024 and December 31, 2023, respectively. A derivative gain of $8.1 million based upon interest rates at June 30, 2024, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2024.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2024 and December 31, 2023, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $4.2 million and net loss of $19.0 million during the three months ended June 30, 2024 and 2023, respectively, and a net gain of $4.6 million and a net loss of $15.5 million during the six months ended June 30, 2024 and 2023, respectively, which offset the related transaction gains (losses) associated with these contracts. At June 30, 2024 and December 31, 2023, these contracts had a notional value of $781.2 million and $793.9 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2024 and December 31, 2023, the Company had derivative assets totaling $3.4 million and $8.3 million respectively, and derivative liabilities totaling $5.7 million and $25.2 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2024 and December 31, 2023.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	June 30, 2024	December 31, 2023	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$1,961	$8,330	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	864	—	Other current assets and prepaid expenses
Cross currency swap agreement	544	—	Other non-current assets
Total derivative assets	$3,369	$8,330

Foreign currency forward contracts not designated as hedging instruments	$1,897	$8,245	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	—	2,678	Accrued and other liabilities
Cross currency swap agreement	3,829	14,270	Other non-current liabilities
Total derivative liabilities	$5,726	$25,193
The Company had $6.7 million and $4.0 million of cash equivalents at June 30, 2024 and December 31, 2023, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $209.2 million as of June 30, 2024. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the six months ended June 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP. The Company no longer has a contingent consideration obligation relating to the PendoTECH acquisition as of June 30, 2024.
6.    INCOME TAXES
The Company's reported tax rate was 8.8% and 18.8% during the three months ended June 30, 2024 and 2023, respectively and 13.9% and 17.9% during the six months ended June 30, 2024 and 2023, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2024 and 2023. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises. The reported tax rate for the three and six month periods ended June 30, 2024 also includes a non-cash discrete tax benefit of $23.0 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at June 30, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	$125,000	$—	$125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	133,642	133,642
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	144,333	144,333
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	133,642	133,642
Debt issuance costs, net	(2,490)	(1,291)	(3,781)
Total Senior Notes	947,510	410,326	1,357,836
$1.35 billion Credit Agreement, interest at benchmark plus 97.5 basis points (a)	382,306	251,198	633,504
Other local arrangements	8,869	57,675	66,544
Total debt	1,338,685	719,199	2,057,884
Less: current portion	(253,831)	(57,415)	(311,246)
Total long-term debt	$1,084,854	$661,784	$1,746,638
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of June 30, 2024, the Company had $712.0 million of additional borrowings available under its Credit Agreement, and the Company maintained $70.8 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the prior Credit Agreement, with which the Company was in compliance as of June 30, 2024.
The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
with customary grace periods applicable. The Company incurred approximately $0.2 million of debt extinguishment costs during 2024 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2024 associated with the Credit Agreement which will be amortized to interest expense through 2029.
In May 2023, the Company amended its Prior Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $5.1 million and unrealized loss of $3.6 million for the three months ended June 30, 2024 and 2023, respectively, and an unrealized gain of $13.3 million and unrealized loss of $8.9 million for the six month periods ended June 30, 2024 and 2023, respectively. The Company has an unrealized gain of $30.6 million recorded in accumulated other comprehensive income (loss) as of June 30, 2024.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $2.1 billion of remaining availability for its share repurchase program as of June 30, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 32.0 million shares at an average price per share of $292.31 since the inception of the program in 2004 through June 30, 2024. During the six months ended June 30, 2024 and 2023, the Company spent $425.0 million and $500.0 million on the repurchase of 330,492 shares and 344,382 shares at an average price per share of $1,285.94 and $1,464.00, respectively. The Company also reissued 23,538 shares and 70,191 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2024 and 2023, respectively. In addition, the Company incurred $1.9 million and $2.3 million of excise tax during the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $4.2 million of excise tax during the six months ended June 30, 2024 and 2023, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net earnings	$221,814	$213,927	$399,323	$402,353
Other comprehensive income (loss), net of tax	(12,293)	(38,700)	9,448	(39,983)
Comprehensive income, net of tax	$209,521	$175,227	$408,771	$362,370

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2024 and 2023:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	16,195	—	16,195
Foreign currency translation adjustment	(4,469)	—	10,570	6,101
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(17,711)	4,863	(12,848)
Net change in other comprehensive income (loss), net of tax	(4,469)	(1,516)	15,433	9,448
Balance at June 30, 2024	$(121,699)	$(1,396)	$(187,272)	$(310,367)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(2,121)	—	(2,121)
Foreign currency translation adjustment	(37,810)	—	(3,960)	(41,770)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	725	3,183	3,908
Net change in other comprehensive income (loss), net of tax	(37,810)	(1,396)	(777)	(39,983)
Balance at June 30, 2023	$(120,674)	$2,860	$(149,402)	$(267,216)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	(670)	2,449	(a)
Provision for taxes	(127)	465	Provision for taxes
Total, net of taxes	$(543)	$1,984

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$2,998	$2,035	(b)
Provision for taxes	611	430	Provision for taxes
Total, net of taxes	$2,387	$1,605
(a) The cross currency swap reflects an unrealized loss of $2.4 million for the three months ended June 30, 2024 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $3.1 million recorded in interest expense for the three months ended June 30, 2024.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,
	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	(21,866)	895	(a)
Provision for taxes	(4,155)	170	Provision for taxes
Total, net of taxes	$(17,711)	$725

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$6,106	$4,037	(b)
Provision for taxes	1,243	854	Provision for taxes
Total, net of taxes	$4,863	$3,183
(a) The cross currency swap reflects an unrealized gain of $15.8 million for the six months ended June 30, 2024 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $6.1 million recorded in interest expense for the six months ended June 30, 2024.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2024 and 2023.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2024	2023
Three months ended	113,544	135,957
Six months ended	110,656	150,732
Outstanding options and restricted stock units to purchase or receive 60,855 and 44,334 shares of common stock for the three month period ended June 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 61,532 and 43,057 shares for the six month period ended June 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost, net	$397	$289	$3,892	$3,425	$—	$—	$4,289	$3,714
Interest cost on projected benefit obligations	1,191	1,256	4,370	4,916	6	8	5,567	6,180
Expected return on plan assets	(1,368)	(1,383)	(9,050)	(8,645)	—	—	(10,418)	(10,028)
Recognition of prior service cost	—	—	(1,120)	(1,060)	(19)	(19)	(1,139)	(1,079)
Recognition of actuarial losses/(gains)	520	548	3,638	2,561	8	(1)	4,166	3,108
Net periodic pension cost/(credit)	$740	$710	$1,730	$1,197	$(5)	$(12)	$2,465	$1,895

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost, net	$794	$579	$7,912	$6,821	$—	$—	$8,706	$7,400
Interest cost on projected benefit obligations	2,383	2,511	8,849	9,792	13	15	11,245	12,318
Expected return on plan assets	(2,736)	(2,766)	(18,395)	(17,212)	—	—	(21,131)	(19,978)
Recognition of prior service cost	—	—	(2,281)	(2,110)	(38)	(38)	(2,319)	(2,148)
Recognition of actuarial losses/(gains)	1,041	1,096	7,399	5,098	16	(1)	8,456	6,193
Net periodic pension cost/(credit)	$1,482	$1,420	$3,484	$2,389	$(9)	$(24)	$4,957	$3,785

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company expects to make employer contributions of approximately $27.3 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
to its non-U.S. pension plans during the year ended December 31, 2024. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits were $1.9 million for both the three month periods ended June 30, 2024 and 2023, and $3.8 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2024
June 30, 2024	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$362,215	$36,017	$398,232	$100,247	$526,385
Swiss Operations	50,185	169,194	219,379	55,804	25,841
Western European Operations	202,313	42,171	244,484	45,124	99,401
Chinese Operations	164,384	81,894	246,278	99,496	601
Other (a)	167,653	7,604	175,257	24,628	13,131
Eliminations and Corporate (b)	—	(336,880)	(336,880)	(41,198)	—
Total	$946,750	$—	$946,750	$284,101	$665,359

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2024	Customers	Segments	Sales	Profit
U.S. Operations	$708,338	$73,435	$781,773	$193,883
Swiss Operations	104,435	392,565	497,000	114,890
Western European Operations	417,078	89,909	506,987	95,435
Chinese Operations	307,582	162,536	470,118	175,319
Other (a)	335,266	10,936	346,202	49,810
Eliminations and Corporate (b)	—	(729,381)	(729,381)	(77,908)
Total	$1,872,699	$—	$1,872,699	$551,429
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
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Earnings before taxes	$243,177	$263,403	$463,724	$490,013
Amortization	18,178	18,042	36,406	35,821
Interest expense	18,950	19,249	38,182	37,433
Restructuring charges	5,329	8,021	14,993	12,295
Other income, net	(1,533)	(1,011)	(1,876)	(1,407)
Segment profit	$284,101	$307,704	$551,429	$574,155

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2024 and 2023 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$946,750	100.0	$982,117	100.0	$1,872,699	100.0	$1,910,855	100.0
Cost of sales	381,082	40.3	398,574	40.6	758,898	40.5	780,746	40.9
Gross profit	565,668	59.7	583,543	59.4	1,113,801	59.5	1,130,109	59.1
Research and development	45,771	4.8	47,245	4.8	92,186	4.9	92,722	4.9
Selling, general and administrative	235,796	24.9	228,594	23.3	470,186	25.1	463,232	24.2
Amortization	18,178	1.9	18,042	1.8	36,406	1.9	35,821	1.9
Interest expense	18,950	2.0	19,249	2.0	38,182	2.0	37,433	2.0
Restructuring charges	5,329	0.6	8,021	0.8	14,993	0.8	12,295	0.6
Other charges (income), net	(1,533)	(0.2)	(1,011)	(0.1)	(1,876)	—	(1,407)	(0.1)
Earnings before taxes	243,177	25.7	263,403	26.8	463,724	24.8	490,013	25.6
Provision for taxes	21,363	2.3	49,476	5.0	64,401	3.5	87,660	4.5
Net earnings	$221,814	23.4	$213,927	21.8	$399,323	21.3	$402,353	21.1

Net sales
Net sales were $946.8 million and $982.1 million for the three months ended June 30, 2024, and 2023, respectively, and $1.9 billion for both six month periods ended June 30, 2024 and 2023. Sales in U.S. dollars decreased 4% for the three month period and decreased 2% for the six month period ended June 30, 2024. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 2% for the three month period and decreased 1% for the six month period ended June 30, 2024. We estimate that net sales for the six month period ended June 30,

2024 benefited by approximately 3% from the recovery of our previously disclosed shipping delays in 2023 related to a new external European logistics service provider.
During the three and six month periods ended June 30, 2024, we continued to experience reduced market demand, particularly in China. We also continue to benefit from the execution of our global sales and marketing programs and our innovative product portfolio. However, there is uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to Ukraine, the Israel-Hamas war, and inflation also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended June 30, 2024 in U.S. dollars increased 5% in Europe, 2% in the Americas, and decreased 16% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 6% in Europe, 2% in the Americas, and decreased 13% in Asia/Rest of World. Our net sales by geographic destination for the six months ended June 30, 2024 in U.S. dollars increased 6% in Europe, 3% in the Americas, and decreased 14% in Asia/Rest of World. Net sales by geographic destination for the six months ended June 30, 2024 in local currencies increased 6% in Europe, 2% in the Americas, and decreased 11% in Asia/Rest of World. Net sales in Asia/Rest of World in local currency includes a decrease of 23% and 21% in China during the three and six months ended June 30, 2024, respectively. Excluding the benefit of delayed fourth quarter 2023 shipments, local currency sales were flat in Europe and the Americas, and decreased 12% in Asia/Rest of World, with a 22% decline in China, during the six months ended June 30, 2024. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2023, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 6% in U.S. dollars and 5% in local currencies for the three months ended June 30, 2024 and decreased 4% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Service revenue (including spare parts) increased 5% in U.S. dollars and 6% in local currencies for the three and six months ended June 30, 2024, compared to the corresponding periods in 2023.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, decreased 1% in U.S. dollars and increased 1% in local currencies for the three months ended June 30, 2024, and were flat in U.S. dollars and increased 1% in local currencies for the six months ended June 30, 2024. Laboratory net sales benefited approximately 4% from the previously disclosed shipping delays during the six month period ended June 30, 2024. The increase in local currency net sales for the three month period ended June 30, 2024 reflects modest growth in most product categories. Laboratory results for the three and six month periods ended June 30, 2024 were negatively impacted by a significant decline in China.

Net sales of our industrial products and services, which represented approximately 39% of our total net sales, decreased 6% in U.S. dollars and 5% in local currencies for the three months ended June 30, 2024, and decreased 4% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2024. Industrial net sales benefited approximately 1% from the previously disclosed shipping delays during the six months ended June 30, 2024. The local currency decrease in net sales of our industrial-related products for the three and six month periods ended June 30, 2024 includes a decline in core-industrial products, particularly in China, which was partially offset by growth in product inspection.

Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, decreased 13% in U.S. dollars and 12% local currencies for the three months ended June 30, 2024, and decreased 11% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2024. Retail net sales benefited approximately 3% from the previously disclosed shipping delays during the six months ended June 30, 2024. The local currency net sales decrease in food retailing products primarily reflects the timing of project activity related to especially strong growth in the prior year.
Gross profit
Gross profit as a percentage of net sales was 59.7% and 59.4% for the three months ended June 30, 2024 and 2023, respectively, and 59.5% and 59.1% for the six months ended June 30, 2024 and 2023, respectively.
Gross profit as a percentage of net sales for products was 62.0% and 60.9% for the three months ended June 30, 2024 and 2023, respectively, and 61.6% and 60.5% for the six months ended June 30, 2024 and 2023, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 52.9% and 54.5% for the three months ended June 30, 2024 and 2023, respectively, and 52.9% and 54.6% for the six months ended June 30, 2024 and 2023, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2024 primarily reflects favorable price realization and business mix, partially offset by reduced sales volume and unfavorable foreign currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.8% for the three months ended June 30, 2024 and 2023, and was 4.9% for the six months ended June 30, 2024 and 2023. Research and development expenses decreased 3% in U.S. dollars and 2% in local currencies for the three months ended June 30, 2024, and decreased 1% in U.S. dollars and in local currencies for the six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023.
Selling, general and administrative expenses as a percentage of net sales were 24.9% and 23.3% for the three months ended June 30, 2024 and 2023, respectively, and were 25.1% and 24.2% for the six months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased 3% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2024, and increased 2% in U.S. dollars and local currencies for the six months ended June 30, 2024. The local currency increase includes higher variable compensation costs, offset in part by savings from our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $18.2 million and $18.0 million for the three months ended June 30, 2024 and 2023, respectively, and $36.4 million and $35.8 million for the six months ended June 30, 2024 and 2023, respectively.
Interest expense was $19.0 million and $19.2 million for the three months ended June 30, 2024 and 2023, respectively, and $38.2 million and $37.4 million for the six months ended June 30, 2024 and 2023, respectively.
Restructuring charges were $5.3 million and $8.0 million for the three months ended June 30, 2024 and 2023, respectively, and $15.0 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. Restructuring expenses are primarily comprised of employee-related costs.

Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $1.9 million for the three months ended June 30, 2024 and 2023, and $3.8 million and $3.7 million and for the six months ended June 30, 2024 and 2023, respectively.
Our reported tax rate was 8.8% and 18.8% during the three months ended June 30, 2024 and 2023, respectively, and 13.9% and 17.9% during the six months ended June 30, 2024 and 2023, respectively. The reported tax rate for the three and six month periods ended June 30, 2024 includes a non-cash discrete tax benefit of $23.0 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended June 30, 2024 and 2023. The difference between our projected annual effective tax rate and the reported tax rate is related to the non-recurring discrete tax item and the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	%	2024	2023	%
Total net sales	$398,232	$392,856	1%	$781,773	$763,505	2%
Net sales to external customers	$362,215	$359,115	1%	$708,338	$696,516	2%
Segment profit	$100,247	$104,206	(4)%	$193,883	$186,000	4%

Total net sales and net sales to external customers increased 1% and 2% for the three and six months ended June 30, 2024, respectively, compared with the corresponding periods in 2023. Net sales to external customers benefited by approximately 2% from the previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2024 reflect an increase in laboratory-related products offset in part by a significant decline in food retailing related to strong project activity in prior year.
Segment profit decreased $4.0 million for the three month period and increased $7.9 million for the six month period ended June 30, 2024, compared to the corresponding periods in 2023. Segment profit during the three months ended June 30, 2024 was impacted by increased inter-segment expenses and increased variable compensation costs.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$219,379	$227,876	(4)%	$497,000	$476,379	4%
Net sales to external customers	$50,185	$46,803	7%	$104,435	$93,172	12%
Segment profit	$55,804	$66,914	(17)%	$114,890	$143,336	(20)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 4% in U.S. dollars and 3% in local currency for the three months ended June 30, 2024, and increased 4% in U.S. dollars and 1% in local currency for the six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. Net sales to external customers increased 7% in U.S. dollars and 8% in local currency for the three months ended June 30, 2024 and increased 12% in U.S. dollars and 10% in local currency for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers benefited by approximately 7% from our previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2024 reflect strong growth in most product categories, especially laboratory-related products, offset in part by a significant decline in food retailing related to strong project activity in the prior year.
Segment profit decreased $11.1 million and $28.4 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. Segment profit during the three and six months ended June 30, 2024 includes lower net sales volume to intercompany segments, unfavorable inter-segment pricing, increased costs, unfavorable foreign currency translation and unfavorable mix.
Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$244,484	$239,841	2%	$506,987	$484,141	5%
Net sales to external customers	$202,313	$192,075	5%	$417,078	$391,499	7%
Segment profit	$45,124	$38,747	16%	$95,435	$83,270	15%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 2% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2024 and increased 5% in U.S. dollars and 4% in local currencies for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers increased 5% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2024, and increased 7% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 5% from our previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2024 includes particularly strong growth in laboratory products.
Segment profit increased $6.4 million and $12.2 million for the three and six month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023. Segment profit increased during the three and six months ended June 30, 2024 primarily due to increased sales volume, and benefits from our margin expansion and cost savings initiatives.
Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$246,278	$288,948	(15)%	$470,118	$535,168	(12)%
Net sales to external customers	$164,384	$221,669	(26)%	$307,582	$407,437	(25)%
Segment profit	$99,496	$119,722	(17)%	$175,319	$200,963	(13)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 15% in U.S. dollars and 12% in local currency for the three months ended June 30, 2024 and decreased 12% in U.S. dollars and 9% in local currency for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers decreased 26% in U.S. dollars and 23% in local currency by origin for the three months ended June 30, 2024 and decreased 25% in U.S. dollars and 22% in local currency during the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 1% from our previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three and six months ended June 30, 2024 reflect a significant decline in market demand in most product categories. Uncertainties continue to exist and market conditions may change quickly.
Segment profit decreased $20.2 million and $25.6 million for the three and six month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The decrease in segment profit for the three and six months ended June 30, 2024 primarily reflects lower sales volume and unfavorable currency translation, offset in part by benefits from our margin expansion and cost savings initiatives.
Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$175,257	$176,056	0%	$346,202	$336,790	3%
Net sales to external customers	$167,653	$162,455	3%	$335,266	$322,231	4%
Segment profit	$24,628	$24,440	1%	$49,810	$48,683	2%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales were flat in U.S. dollars and increased 3% in local currency for the three months ended June 30, 2024 and increased 3% in U.S. dollars and 6% in local currency for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers increased 3% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2024 and increased 4% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 4% from our previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2024 reflects good growth in most product categories.
Segment profit increased $0.2 million and $1.1 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The increase in segment profit for the three and six months ended June 30, 2024 is primarily related to increased sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $447.5 million during the six months ended June 30, 2024, compared to $420.1 million in the corresponding period in 2023. The increase for the six months ended June 30, 2024 is primarily related to working capital, including lower cash incentive payments of approximately $35 million.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $41.2 million for the six months ended June 30, 2024 compared to $51.9 million in the corresponding period in 2023.
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
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $425.0 million and $500.0 million on the repurchase of 330,492 shares and 344,382 shares, during the six months ended June 30, 2024 and 2023, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The financial impact of the IRA was immaterial to our financial statements.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.84% $125 million ten-year Senior Notes due September 19, 2024	$125,000	$—	$125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	133,642	133,642
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	144,333	144,333
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	133,642	133,642
Debt issuance costs, net	(2,490)	(1,291)	(3,781)
Total Senior Notes	947,510	410,326	1,357,836
$1.35 billion Credit Agreement, interest at benchmark plus 97.5 basis points (a)	382,306	251,198	633,504
Other local arrangements	8,869	57,675	66,544
Total debt	1,338,685	719,199	2,057,884
Less: current portion	(253,831)	(57,415)	(311,246)
Total long-term debt	$1,084,854	$661,784	$1,746,638

(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, we entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended our $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement), that is further described in Note 7 of our consolidated financial statements.
As of June 30, 2024, we had $712.0 million of additional borrowings available under our Credit Agreement, and we maintained $70.8 million of cash and cash equivalents.
In May 2023 we amended our Prior Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of June 30, 2024.
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
Share Repurchase Program
We have $2.1 billion of remaining availability for our share repurchase program as of June 30, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.0 million shares at an average price per share of $292.31 since the inception of the program in 2004 through June 30, 2024. During the six months ended June 30, 2024 and 2023, we spent $425.0 million and $500.0 million on the repurchase of 330,492 and 344,382 shares at an average price per share of $1,285.94 and $1,464.00, respectively. We also reissued 23,538 shares and 70,191 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2024 and 2023, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.1 million to $2.4 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.9 million to $3.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at June 30, 2024, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $37.9 million in the reported U.S. dollar value of our debt.
Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to Ukraine and the Israel-Hamas conflict. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, ongoing developments related to Ukraine and the Israel-Hamas conflict on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, the ongoing developments related to Ukraine, and the Israel-Hamas conflict. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2024 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2024	56,851	$1,266.54	56,851	$2,273,927
May 1 to May 31, 2024	59,884	$1,382.96	59,884	$2,191,108
June 1 to June 30, 2024	40,057	$1,439.80	40,057	$2,133,433
Total	156,792	$1,355.27	156,792	$2,133,433
The Company has $2.1 billion of remaining availability as of June 30, 2024. We have purchased 32.0 million shares at an average price per share of $292.31 since the inception of the program through June 30, 2024.
During the six months ended June 30, 2024 and 2023, we spent $425.0 million and $500.0 million on the repurchase of 330,492 and 344,382 shares at an average price per share of $1,285.94 and $1,464.00, respectively. We also reissued 23,538 shares and 70,191 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2024 and 2023, respectively. In addition, we incurred $1.9 million and $2.3 million of excise tax during the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $4.2 million of excise tax during the six months ended June 30, 2024 and 2023, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	August 2, 2024	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer