Form 10-Q
period 2024-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2024-11-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024, OR
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

The Registrant had 21,102,668 shares of Common Stock outstanding at September 30, 2024.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

	September 30, 2024	September 30, 2023
Net sales
Products	$715,593	$722,611
Service	238,942	219,851
Total net sales	954,535	942,462
Cost of sales
Products	273,205	280,704
Service	108,863	102,219
Gross profit	572,467	559,539
Research and development	47,117	46,127
Selling, general and administrative	228,777	217,447
Amortization	18,243	18,314
Interest expense	18,599	20,278
Restructuring charges	2,631	7,385
Other charges (income), net	(1,852)	(1,171)
Earnings before taxes	258,952	251,159
Provision for taxes	47,436	49,528
Net earnings	$211,516	$201,631

Basic earnings per common share:
Net earnings	$10.01	$9.26
Weighted average number of common shares	21,139,674	21,776,944

Diluted earnings per common share:
Net earnings	$9.96	$9.21
Weighted average number of common and common equivalent shares	21,242,343	21,886,482

Comprehensive income, net of tax (Note 9)	$194,101	$205,694

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

	September 30, 2024	September 30, 2023
Net sales
Products	$2,128,821	$2,197,583
Service	698,413	655,734
Total net sales	2,827,234	2,853,317
Cost of sales
Products	815,703	863,408
Service	325,263	300,261
Gross profit	1,686,268	1,689,648
Research and development	139,303	138,849
Selling, general and administrative	698,963	680,679
Amortization	54,649	54,135
Interest expense	56,781	57,711
Restructuring charges	17,624	19,680
Other charges (income), net	(3,728)	(2,578)
Earnings before taxes	722,676	741,172
Provision for taxes	111,837	137,188
Net earnings	$610,839	$603,984

Basic earnings per common share:
Net earnings	$28.69	$27.54
Weighted average number of common shares	21,288,202	21,933,889

Diluted earnings per common share:
Net earnings	$28.55	$27.37
Weighted average number of common and common equivalent shares	21,396,456	22,067,398

Comprehensive income, net of tax (Note 9)	$602,872	$568,064

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023
(In thousands, except share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$71,574	$69,807
Trade accounts receivable, less allowances of $18,707 at September 30, 2024
and $20,103 at December 31, 2023	637,202	663,893
Inventories	375,813	385,865
Other current assets and prepaid expenses	113,643	110,638
Total current assets	1,198,232	1,230,203
Property, plant and equipment, net	790,447	803,374
Goodwill	672,404	670,108
Other intangible assets, net	262,519	285,429
Deferred tax assets, net	31,729	31,199
Other non-current assets	364,497	335,242
Total assets	$3,319,828	$3,355,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$202,859	$210,411
Accrued and other liabilities	190,361	196,138
Accrued compensation and related items	174,217	160,308
Deferred revenue and customer prepayments	210,650	202,022
Taxes payable	221,057	219,984
Short-term borrowings and current maturities of long-term debt	185,824	192,219
Total current liabilities	1,184,968	1,181,082
Long-term debt	1,891,661	1,888,620
Deferred tax liabilities, net	107,742	108,679
Other non-current liabilities	289,810	327,112
Total liabilities	3,474,181	3,505,493
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 21,102,668 shares and
21,526,172 shares at September 30, 2024 and December 31, 2023, respectively	448	448
Additional paid-in capital	889,862	871,110
Treasury stock at cost (23,683,343 shares at September 30, 2024 and 23,259,839 shares at December 31, 2023)	(8,838,306)	(8,212,437)
Retained earnings	8,121,425	7,510,756
Accumulated other comprehensive loss	(327,782)	(319,815)
Total shareholders' equity	(154,353)	(149,938)
Total liabilities and shareholders’ equity	$3,319,828	$3,355,555

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2024 and 2023
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	47,849	—	1,278	12,720	(2,525)	—	11,473
Repurchases of common stock	(166,628)	—	—	(249,999)	—	—	(249,999)
Excise tax on net repurchases of common stock	—	—	—	(1,906)	—	—	(1,906)
Share-based compensation	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	188,426	—	188,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,283)	(1,283)
Balance at March 31, 2023	22,020,230	$448	$855,673	$(7,564,841)	$6,912,767	$(228,516)	$(24,469)
Exercise of stock options and restricted stock units	22,342	—	1,536	6,085	(7)	—	7,614
Repurchases of common stock	(177,754)	—	—	(250,000)	—	—	(250,000)
Excise tax on net repurchases of common stock	—	—	—	(2,272)	—	—	(2,272)
Share-based compensation	—	—	4,195	—	—	—	4,195
Net earnings	—	—	—	—	213,927	—	213,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(38,700)	(38,700)
Balance at June 30, 2023	21,864,818	$448	$861,404	$(7,811,028)	$7,126,687	$(267,216)	$(89,705)
Exercise of stock options and restricted stock units	621	—	—	173	(26)	—	147
Repurchases of common stock	(181,637)	—	—	(223,999)	—	—	(223,999)
Excise tax on net repurchases of common stock	—	—	—	(2,237)	—	—	(2,237)
Share-based compensation	—	—	4,228	—	—	—	4,228
Net earnings	—	—	—	—	201,631	—	201,631
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,063	4,063
Balance at September 30, 2023	21,683,802	$448	$865,632	$(8,037,091)	$7,328,292	$(263,153)	$(105,872)

Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(2,083)	—	—	(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)
Exercise of stock options and restricted stock units	18,640	—	856	5,449	—	—	6,305
Repurchases of common stock	(156,792)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(1,913)	—	—	(1,913)
Share-based compensation	—	—	4,541	—	—	—	4,541
Net earnings	—	—	—	—	221,814	—	221,814
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,293)	(12,293)
Balance at June 30, 2024	21,219,218	$448	$881,814	$(8,634,576)	$7,909,919	$(310,367)	$(152,762)
Exercise of stock options and restricted stock units	35,371	—	3,689	10,524	(10)	—	14,203
Repurchases of common stock	(151,921)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(1,755)	—	—	(1,755)
Share-based compensation	—	—	4,359	—	—	—	4,359
Net earnings	—	—	—	—	211,516	—	211,516
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17,415)	(17,415)
Balance at September 30, 2024	21,102,668	$448	$889,862	$(8,838,306)	$8,121,425	$(327,782)	$(154,353)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2024 and 2023
(In thousands)
(unaudited)

	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net earnings	$610,839	$603,984
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	37,709	36,406
Amortization	54,649	54,135
Deferred tax benefit	(5,061)	(4,455)
Share-based compensation	13,622	12,450
Non-cash discrete tax benefit	(22,982)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	22,616	61,978
Inventories	8,834	59,409
Other current assets	(1,775)	14,679
Trade accounts payable	(7,807)	(70,562)
Taxes payable	5,693	16,726
Accruals and other	(14,178)	(100,381)
Net cash provided by operating activities	702,159	684,369
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	733	668
Purchase of property, plant and equipment	(62,622)	(72,907)
Proceeds from government funding	—	2,596
Acquisitions	(2,473)	(613)
Other investing activities	(4,048)	(25,937)
Net cash used in investing activities	(68,410)	(96,193)
Cash flows from financing activities:
Proceeds from borrowings	1,561,649	1,569,973
Repayments of borrowings	(1,576,862)	(1,467,228)
Proceeds from stock option exercises	22,339	19,234
Repurchases of common stock	(637,497)	(723,998)
Acquisition contingent consideration payment	—	(7,767)
Other financing activities	(1,913)	(826)
Net cash used in financing activities	(632,284)	(610,612)
Effect of exchange rate changes on cash and cash equivalents	302	(3,855)
Net increase (decrease) in cash and cash equivalents	1,767	(26,291)
Cash and cash equivalents:
Beginning of period	69,807	95,966
End of period	$71,574	$69,675

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2024 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments in Ukraine, the war in the Middle East, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials and parts	$175,562	$180,352
Work-in-progress	72,988	81,181
Finished goods	127,263	124,332
	$375,813	$385,865
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than the carrying amount.
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
Other intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$288,272	$(113,886)	$174,386	$294,180	$(107,665)	$186,515
Proven technology and patents	126,751	(80,521)	46,230	129,227	(75,014)	54,213
Tradenames (finite life)	7,934	(5,253)	2,681	7,908	(4,535)	3,373
Tradenames (indefinite life)	35,133	—	35,133	36,320	—	36,320
Other	12,372	(8,283)	4,089	13,236	(8,228)	5,008
	$470,462	$(207,943)	$262,519	$480,871	$(195,442)	$285,429

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.8 million and $7.0 million for the three months ended September 30, 2024 and 2023, respectively, and $20.3 million and $20.8 million for the nine months ended September 30, 2024 and 2023, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $27.2 million for 2024, $26.1 million for 2025, $22.0 million for 2026, $20.6 million for 2027, $19.3 million for 2028, and $17.5 million for 2029. Purchased intangible amortization was $6.4 million, $5.0 million after tax, and $6.7 million, $5.2 million after tax, for the three months ended September 30, 2024 and 2023, respectively, and $19.5 million, $15.1 million after tax, and $19.9 million, $15.4 million after tax, for the nine months ended September 30, 2024 and 2023, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $11.4 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively, and $34.2 million and $33.2 million for the nine months ended September 30, 2024 and 2023, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.4 million and $13.6 million of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, compared to $4.2 million and $12.5 million for the corresponding periods in 2023.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023 follows:

For the three months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$253,663	$42,311	$135,271	$147,851	$136,497	$715,593
Service Revenue:
Point in time	72,240	7,969	43,250	11,852	36,370	171,681
Over time	25,139	3,155	23,316	4,697	10,954	67,261
Total	$351,042	$53,435	$201,837	$164,400	$183,821	$954,535

For the three months ended September 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$264,095	$40,270	$135,608	$147,312	$135,326	$722,611
Service Revenue:
Point in time	68,082	7,049	42,663	10,570	34,420	162,784
Over time	21,581	2,914	20,249	4,130	8,193	57,067
Total	$353,758	$50,233	$198,520	$162,012	$177,939	$942,462

For the nine months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$768,744	$125,350	$423,919	$425,298	$385,510	$2,128,821
Service Revenue:
Point in time	219,213	23,348	129,289	33,506	102,194	507,550
Over time	71,423	9,172	65,707	13,178	31,383	190,863
Total	$1,059,380	$157,870	$618,915	$471,982	$519,087	$2,827,234

For the nine months ended September 30, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$776,505	$113,393	$406,719	$522,001	$378,965	$2,197,583
Service Revenue:
Point in time	210,957	21,756	124,659	34,938	96,607	488,917
Over time	62,812	8,256	58,641	12,510	24,598	166,817
Total	$1,050,274	$143,405	$590,019	$569,449	$500,170	$2,853,317
A breakdown of net sales to external customers by geographic customer destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Americas	$393,620	$397,721	$1,181,992	$1,166,691
Europe	259,993	255,157	792,690	755,470
Asia / Rest of World	300,922	289,584	852,552	931,156
Total	$954,535	$942,462	$2,827,234	$2,853,317

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

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Laboratory	$534,835	$508,817	$1,583,123	$1,555,547
Industrial	365,514	365,909	1,091,616	1,120,090
Retail	54,186	67,736	152,495	177,680
Total	$954,535	$942,462	$2,827,234	$2,853,317

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2024 and December 31, 2023 was $40.6 million and $35.7 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ending September 30, 2024 and 2023 are as follows:

	2024	2023
Beginning balances as of January 1	$202,022	$192,759
Customer pre-payments/deferred revenue	483,079	485,721
Revenue recognized	(474,832)	(484,858)
Foreign currency translation	381	(2,838)
Ending balance as of September 30	$210,650	$190,784
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
In June 2024, the Company entered into a cross currency swap arrangement, as summarized above, to replace the cross currency swap that matured in June 2024. The new swap was designated as an effective cash flow hedge.
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
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2024 and December 31, 2023, respectively. A derivative gain of $5.3 million based upon interest rates at September 30, 2024, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2024.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2024 and December 31, 2023, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $3.1 million and net loss of $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and a net gain of $1.5 million and net loss of $15.7 million during the nine months ended September 30, 2024 and 2023, respectively, which offset the related transaction gains (losses) associated with these contracts. At September 30, 2024 and December 31, 2023, these contracts had a notional value of $916.1 million and $793.9 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2024 and December 31, 2023, the Company had derivative assets totaling $9.9 million and $8.3 million respectively, and derivative liabilities totaling $22.1 million and $25.2 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2024 and December 31, 2023.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	September 30, 2024	December 31, 2023	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$9,889	$8,330	Other current assets and prepaid expenses
Total derivative assets	$9,889	$8,330

Foreign currency forward contracts not designated as hedging instruments	$1,921	$8,245	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	2,477	2,678	Accrued and other liabilities
Cross currency swap agreement	17,710	14,270	Other non-current liabilities
Total derivative liabilities	$22,108	$25,193
The Company had $8.4 million and $4.0 million of cash equivalents at September 30, 2024 and December 31, 2023, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $174.1 million as of September 30, 2024. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the nine months ended September 30, 2023, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP. The Company no longer has a contingent consideration obligation relating to the PendoTECH acquisition as of September 30, 2024.
6.    INCOME TAXES
The Company's reported tax rate was 18.3% and 19.7% during the three months ended September 30, 2024 and 2023, respectively and 15.5% and 18.5% during the nine months ended September 30, 2024 and 2023, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2024 and 2023. The difference between the Company's projected annual effective tax rate and the reported tax rate for the nine month period ended September 30, 2024 is primarily related to a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The reported tax rate for the three and nine month periods ended September 30, 2024 is also impacted by the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at September 30, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	139,461	139,461
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	150,618	150,618
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	139,461	139,461
Debt issuance costs, net	(2,400)	(1,258)	(3,658)
Total Senior Notes	822,600	428,282	1,250,882
$1.35 billion Credit Agreement, interest at benchmark plus 97.5 basis points (a)	438,206	321,934	760,140
Other local arrangements	8,550	57,913	66,463
Total debt	1,269,356	808,129	2,077,485
Less: current portion	(128,162)	(57,662)	(185,824)
Total long-term debt	$1,141,194	$750,467	$1,891,661
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of September 30, 2024, the Company had $585.3 million of additional borrowings available under its Credit Agreement, and the Company maintained $71.6 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the prior Credit Agreement, with which the Company was in compliance as of September 30, 2024.
The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
with customary grace periods applicable. The Company incurred approximately $0.2 million of debt extinguishment costs during 2024 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2024 associated with the Credit Agreement, which will be amortized to interest expense through 2029.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $17.9 million and an unrealized gain of $15.3 million for the three months ended September 30, 2024 and 2023, respectively, and an unrealized loss of $4.6 million and unrealized gain of $6.4 million for the nine month periods ended September 30, 2024 and 2023, respectively. The Company has an unrealized gain of $12.7 million recorded in accumulated other comprehensive income (loss) as of September 30, 2024.

Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 97.5 basis points. This rate changed from SARON plus 87.5 basis points in August 2024. The loans were renewed for one year in April 2024.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $1.9 billion of remaining availability for its share repurchase program as of September 30, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 32.2 million shares at an average price per share of $297.53 since the inception of the program in 2004 through September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company spent $637.5 million and $724.0 million on the repurchase of 482,413 shares and 526,019 shares at an average price per share of $1,321.46 and $1,388.54, respectively. The Company also reissued 58,909 shares and 70,812 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company incurred $5.8 million and $6.4 million of excise tax during the nine months ended September 30, 2024 and 2023, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net earnings	$211,516	$201,631	$610,839	$603,984
Other comprehensive income (loss), net of tax	(17,415)	4,063	(7,967)	(35,920)
Comprehensive income, net of tax	$194,101	$205,694	$602,872	$568,064

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2024 and 2023:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	4,448	—	4,448
Foreign currency translation adjustment	(12,677)	—	1,677	(11,000)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,767)	7,352	(1,415)
Net change in other comprehensive income (loss), net of tax	(12,677)	(4,319)	9,029	(7,967)
Balance at September 30, 2024	$(129,907)	$(4,199)	$(193,676)	$(327,782)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	2,555	—	2,555
Foreign currency translation adjustment	(36,740)	—	(991)	(37,731)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,541)	4,797	(744)
Net change in other comprehensive income (loss), net of tax	(36,740)	(2,986)	3,806	(35,920)
Balance at September 30, 2023	$(119,604)	$1,270	$(144,819)	$(263,153)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$11,042	$(7,736)	(a)
Provision for taxes	2,098	(1,470)	Provision for taxes
Total, net of taxes	$8,944	$(6,266)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$3,125	$2,044	(b)
Provision for taxes	636	430	Provision for taxes
Total, net of taxes	$2,489	$1,614
(a) The cross currency swap reflects an unrealized loss of $13.9 million for the three months ended September 30, 2024 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.9 million recorded in interest expense for the three months ended September 30, 2024.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,
	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(10,823)	$(6,841)	(a)
Provision for taxes	(2,056)	(1,300)	Provision for taxes
Total, net of taxes	$(8,767)	$(5,541)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$9,231	$6,081	(b)
Provision for taxes	1,879	1,284	Provision for taxes
Total, net of taxes	$7,352	$4,797
(a) The cross currency swap reflects an unrealized gain of $1.9 million for the nine months ended September 30, 2024 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $9.0 million recorded in interest expense for the nine months ended September 30, 2024.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the nine months ended September 30, 2024 and 2023.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2024	2023
Three months ended	102,669	109,538
Nine months ended	108,254	133,509
Outstanding options and restricted stock units to purchase or receive 45,292 and 52,423 shares of common stock for the three month period ended September 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 60,982 and 48,490 shares for the nine month period ended September 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost, net	$397	$287	$4,040	$3,467	$—	$—	$4,437	$3,754
Interest cost on projected benefit obligations	1,192	1,256	4,503	4,965	7	7	5,702	6,228
Expected return on plan assets	(1,368)	(1,383)	(9,394)	(8,746)	—	—	(10,762)	(10,129)
Recognition of prior service cost	—	—	(1,167)	(1,074)	(18)	(19)	(1,185)	(1,093)
Recognition of actuarial losses/(gains)	521	548	3,782	2,591	8	—	4,311	3,139
Net periodic pension cost/(credit)	$742	$708	$1,764	$1,203	$(3)	$(12)	$2,503	$1,899

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost, net	$1,191	$866	$11,952	$10,288	$—	$—	$13,143	$11,154
Interest cost on projected benefit obligations	3,575	3,767	13,352	14,757	20	22	16,947	18,546
Expected return on plan assets	(4,104)	(4,149)	(27,789)	(25,958)	—	—	(31,893)	(30,107)
Recognition of prior service cost	—	—	(3,448)	(3,184)	(56)	(57)	(3,504)	(3,241)
Recognition of actuarial losses/(gains)	1,562	1,644	11,181	7,689	24	(1)	12,767	9,332
Net periodic pension cost/(credit)	$2,224	$2,128	$5,248	$3,592	$(12)	$(36)	$7,460	$5,684

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

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits were $1.9 million and $1.9 million for both three month periods ended September 30, 2024 and 2023, and $5.7 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2024
September 30, 2024	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$351,042	$37,411	$388,453	$97,277	$526,337
Swiss Operations	53,435	188,956	242,391	80,195	27,316
Western European Operations	201,837	43,605	245,442	43,960	104,334
Chinese Operations	164,400	78,069	242,469	89,435	629
Other (a)	183,821	5,786	189,607	31,455	13,788
Eliminations and Corporate (b)	—	(353,827)	(353,827)	(45,749)	—
Total	$954,535	$—	$954,535	$296,573	$672,404

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2024	Customers	Segments	Sales	Profit
U.S. Operations	$1,059,380	$110,846	$1,170,226	$291,160
Swiss Operations	157,870	581,521	739,391	195,085
Western European Operations	618,915	133,513	752,428	139,395
Chinese Operations	471,982	240,604	712,586	264,755
Other (a)	519,087	16,722	535,809	81,264
Eliminations and Corporate (b)	—	(1,083,206)	(1,083,206)	(123,657)
Total	$2,827,234	$—	$2,827,234	$848,002

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
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Earnings before taxes	$258,952	$251,159	$722,676	$741,172
Amortization	18,243	18,314	54,649	54,135
Interest expense	18,599	20,278	56,781	57,711
Restructuring charges	2,631	7,385	17,624	19,680
Other income, net	(1,852)	(1,171)	(3,728)	(2,578)
Segment profit	$296,573	$295,965	$848,002	$870,120

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2024 and 2023 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$954,535	100.0	$942,462	100.0	$2,827,234	100.0	$2,853,317	100.0
Cost of sales	382,068	40.0	382,923	40.6	1,140,966	40.4	1,163,669	40.8
Gross profit	572,467	60.0	559,539	59.4	1,686,268	59.6	1,689,648	59.2
Research and development	47,117	4.9	46,127	4.9	139,303	4.9	138,849	4.9
Selling, general and administrative	228,777	24.0	217,447	23.1	698,963	24.7	680,679	23.9
Amortization	18,243	1.9	18,314	1.9	54,649	1.9	54,135	1.9
Interest expense	18,599	1.9	20,278	2.2	56,781	2.0	57,711	2.0
Restructuring charges	2,631	0.3	7,385	0.8	17,624	0.6	19,680	0.7
Other charges (income), net	(1,852)	(0.2)	(1,171)	(0.1)	(3,728)	(0.1)	(2,578)	(0.2)
Earnings before taxes	258,952	27.2	251,159	26.6	722,676	25.6	741,172	26.0
Provision for taxes	47,436	5.0	49,528	5.2	111,837	4.0	137,188	4.8
Net earnings	$211,516	22.2	$201,631	21.4	$610,839	21.6	$603,984	21.2

Net sales
Net sales were $954.5 million and $942.5 million for the three months ended September 30, 2024, and 2023, respectively, and $2.8 billion and $2.9 billion for the nine month periods ended September 30, 2024 and 2023, respectively. Sales in U.S. dollars increased 1% for the three month period and decreased 1% for the nine month period ended September 30, 2024. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 1% for the three month period and were flat for the nine month period ended September 30, 2024. We estimate that net sales for the nine month period ended September 30, 2024 benefited by approximately 2% from the recovery of our previously disclosed shipping delays in 2023 related to a new external European logistics service provider.
During the three months ended September 30, 2024 we continued to experience soft market demand, particularly in China. We also continue to benefit from the execution of our global sales and marketing programs and our innovative product portfolio. However, there is uncertainty in the economic environment and our end markets, including the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to Ukraine, the war in the Middle East, and inflation also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended September 30, 2024 in U.S. dollars increased 2% in Europe and 4% in Asia/Rest of World, and decreased 1% in the Americas. In local currencies, our net sales by geographic destination increased 1% in Europe and 4% in Asia/Rest of World, and decreased 1% in the Americas. Our net sales by geographic destination for the nine months ended September 30, 2024 in U.S. dollars increased 5% in Europe and 1% in the Americas, and decreased 8% in Asia/Rest of World. Net sales by geographic destination for the nine months ended September 30, 2024 in local currencies increased 4% in Europe and 1% in the Americas, and decreased 6% in Asia/Rest of World. Net sales in Asia/Rest of World in local currency includes an increase of 1% and a decrease of 15% in China during the three and nine months ended September 30, 2024, respectively. Excluding the benefit of delayed fourth quarter 2023 shipments, local currency sales were flat in Europe and the Americas, and decreased 7% in Asia/Rest of World, with a 15% decline in China, during the nine months ended September 30, 2024. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2023, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 1% in both U.S. dollars and local currencies for the three months ended September 30, 2024 and decreased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Service revenue (including spare parts) increased 9% in both U.S. dollars and local currencies for the three months ended September 30, 2024, and increased 7% in both U.S. dollars and local currencies for the nine months ended September 30, 2024, compared to the corresponding periods in 2023.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, increased 5% in both U.S. dollars and local currencies for the three months ended September 30, 2024, and increased 2% in both U.S. dollars and local currencies for the nine months ended September 30, 2024. Laboratory net sales benefited approximately 3% from the previously disclosed shipping delays during the nine month period ended September 30, 2024. The increase in local currency net sales for the three month period ended September 30, 2024 reflects growth in most product categories, especially analytical instruments and process analytics. Laboratory results for the nine month period ended September 30, 2024 were also negatively impacted by a significant decline in China.

Net sales of our industrial products and services, which represented approximately 39% of our total net sales, were flat in both U.S. dollars and local currencies for the three months ended September 30, 2024, and decreased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2024. Industrial net sales benefited approximately 1% from the previously disclosed shipping delays during the nine months ended September 30, 2024. The local currency net sales of our industrial-related products for the three month period ended September 30, 2024 includes growth in product inspection, offset by a modest decline in core-industrial products.

Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, decreased 20% in both U.S. dollars and local currencies for the three months ended September 30, 2024, and decreased 14% in both U.S. dollars and local currencies for the nine months ended September 30, 2024. Retail net sales benefited approximately 2% from the previously disclosed shipping delays during the nine months ended September 30, 2024. The local currency net sales decrease in food retailing products during the three and nine months ended September 30, 2024 is primarily due to the especially strong project related growth in the prior year.
Gross profit
Gross profit as a percentage of net sales was 60.0% and 59.4% for the three months ended September 30, 2024 and 2023, respectively, and 59.6% and 59.2% for the nine months ended September 30, 2024 and 2023, respectively.
Gross profit as a percentage of net sales for products was 61.8% and 61.2% for the three months ended September 30, 2024 and 2023, respectively, and 61.7% and 60.7% for the nine months ended September 30, 2024 and 2023, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 54.4% and 53.5% for the three months ended September 30, 2024 and 2023, respectively, and 53.4% and 54.2% for the nine months ended September 30, 2024 and 2023, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2024 primarily reflects favorable price realization and business mix, offset in part by investments in our service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% for the three and nine months ended September 30, 2024 and 2023. Research and development expenses increased 2% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2024, and was flat in U.S. dollars and in local currencies for the nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023.
Selling, general and administrative expenses as a percentage of net sales were 24.0% and 23.1% for the three months ended September 30, 2024 and 2023, respectively, and were 24.7% and 23.9% for the nine months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses increased 5% in both U.S. dollars and local currencies for the three months ended September 30, 2024, and increased 3% in both U.S. dollars and local currencies for the nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increase includes higher variable compensation costs, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $18.2 million and $18.3 million for the three months ended September 30, 2024 and 2023, respectively, and $54.6 million and $54.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Interest expense was $18.6 million and $20.3 million for the three months ended September 30, 2024 and 2023, respectively, and $56.8 million and $57.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Restructuring charges were $2.6 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively, and $17.6 million and $19.7 million for the nine months ended September 30, 2024 and 2023, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $1.9 million for the three months ended September 30, 2024 and 2023, and $5.7 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Our reported tax rate was 18.3% and 19.7% during the three months ended September 30, 2024 and 2023, respectively, and 15.5% and 18.5% during the nine months ended September 30, 2024 and 2023, respectively. The reported tax rate for the nine month period ended September 30, 2024 includes a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the three and nine month periods ended September 30, 2024 and 2023. The difference between the Company's projected annual effective tax rate and the reported tax rate for the nine month period ended September 30, 2024 is primarily related to a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The reported tax rate for the three and nine month periods ended September 30, 2024 is also impacted by the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	%	2024	2023	%
Total net sales	$388,453	$388,011	—%	$1,170,226	$1,151,517	2%
Net sales to external customers	$351,042	$353,758	(1)%	$1,059,380	$1,050,274	1%
Segment profit	$97,277	$90,604	7%	$291,160	$276,605	5%
Total net sales were flat and increased 2% for the three and nine months ended September 30, 2024, respectively, compared with the corresponding periods in 2023. Net sales to external customers decreased 1% and increased 1% for the three and nine months ended September 30, 2024, respectively, compared with the corresponding periods in 2023. Net sales to external customers benefited by approximately 1% from the previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2024 reflect a significant decline in food retailing related to strong project activity in the prior year, offset in part by growth in most other product categories. Net sales to external customers for the three months ended September 30, 2024 also reflect strong growth in process analytics.
Segment profit increased $6.7 million and $14.6 million for the three and nine month period ended September 30, 2024, respectively, compared to the corresponding periods in 2023. Segment profit increased during the three and nine months ended September 30, 2024 primarily due to improved business mix, and benefits from our margin expansion and cost savings initiatives.

Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$242,391	$247,200	(2)%	$739,391	$723,579	2%
Net sales to external customers	$53,435	$50,233	6%	$157,870	$143,405	10%
Segment profit	$80,195	$64,387	25%	$195,085	$207,723	(6)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 2% in U.S. dollars and 3% in local currency for the three months ended September 30, 2024, and increased 2% in U.S. dollars and was flat in local currency for the nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. Net sales to external customers increased 6% in U.S. dollars and 5% in local currency for the three months ended September 30, 2024 and increased 10% in U.S. dollars and 8% in local currency for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers benefited by approximately 5% from our previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2024 reflect strong growth in most product categories, offset in part by a significant decline in food retailing related to strong project activity in the prior year.
Segment profit increased $15.8 million and decreased $12.6 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. Segment profit during the three months ended September 30, 2024 reflects favorable business mix and inter-segment pricing, as well as benefits from our margin expansion and cost savings initiatives. Segment profit for the nine months ended September 30, 2024 includes unfavorable inter-segment pricing, unfavorable foreign currency translation and business mix.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$245,442	$246,399	—%	$752,428	$730,540	3%
Net sales to external customers	$201,837	$198,520	2%	$618,915	$590,019	5%
Segment profit	$43,960	$46,345	(5)%	$139,395	$129,615	8%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales were flat in U.S. dollars and decreased 1% in local currencies for the three months ended September 30, 2024 and increased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers increased 2% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2024, and increased 5% in U.S. dollars and 4% in local currencies for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 3% from our previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2024 reflect modest growth in most product categories. Net sales to external customers for the three months ended September 30, 2024 also reflect strong growth in process analytics.
Segment profit decreased $2.4 million and increased $9.8 million for the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. Segment profit decreased during the three months ended September 30, 2024 primarily due to decreased sales volume, offset in part by benefits from our margin expansion and cost savings initiatives. Segment profit for the nine months ended September 30, 2024 reflects increased sales volume, favorable business mix and benefits from our margin expansion and cost savings initiatives.
Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$242,469	$232,404	4%	$712,586	$767,572	(7)%
Net sales to external customers	$164,400	$162,012	1%	$471,982	$569,449	(17)%
Segment profit	$89,435	$83,865	7%	$264,755	$284,828	(7)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 3% in local currency for the three months ended September 30, 2024 and decreased 7% in U.S. dollars and 5% in local currency for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers increased 1% in both U.S. dollars and local currency for the three months ended September 30, 2024 and decreased 17% in U.S. dollars and 15% in local currency during the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 1% from our previously disclosed shipping delays during the nine months ended September 30, 2024. The increase in net sales to external customers for the three months ended September 30, 2024 benefited from easier prior year comparisons while market conditions remained soft. Results included growth in laboratory products, offset in part by a decline in industrial products. Net sales to external customers for the nine months ended September 30, 2024 reflect a significant decline in market demand in most product categories. Uncertainties continue to exist and market conditions may change quickly.
Segment profit increased $5.6 million and decreased $20.1 million for the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increase in segment profit for the three months ended September 30, 2024 includes increased sales volume and benefits from our margin expansion and cost savings initiatives. The decrease in segment profit for the nine months ended September 30, 2024 reflects significantly lower sales volumes and unfavorable currency translation.
Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	%1)	2024	2023	%1)
Total net sales	$189,607	$180,616	5%	$535,809	$517,406	4%
Net sales to external customers	$183,821	$177,939	3%	$519,087	$500,170	4%
Segment profit	$31,455	$30,007	5%	$81,264	$78,690	3%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 7% in local currency for the three months ended September 30, 2024 and increased 4% in U.S. dollars and 6% in local currency for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales to external customers increased 3% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2024 and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2024, compared to the corresponding periods in 2023. Net sales benefited by approximately 3% from our previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2024 reflect strong growth in laboratory products.
Segment profit increased $1.4 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increase in segment profit for the three and nine months ended September 30, 2024 is primarily related to increased sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $702.2 million during the nine months ended September 30, 2024, compared to $684.4 million in the corresponding period in 2023. The increase for the nine months ended September 30, 2024 is primarily related to working capital, including lower cash incentive payments of approximately $35 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $62.6 million for the nine months ended September 30, 2024 compared to $72.9 million in the corresponding period in 2023.
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
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $637.5 million and $724.0 million on the repurchase of 482,413 shares and 526,019 shares, during the nine months ended September 30, 2024 and 2023, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The financial impact of the IRA was immaterial to our financial statements.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	139,461	139,461
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	150,618	150,618
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	139,461	139,461
Debt issuance costs, net	(2,400)	(1,258)	(3,658)
Total Senior Notes	822,600	428,282	1,250,882
$1.35 billion Credit Agreement, interest at benchmark plus 97.5 basis points (a)	438,206	321,934	760,140
Other local arrangements	8,550	57,913	66,463
Total debt	1,269,356	808,129	2,077,485
Less: current portion	(128,162)	(57,662)	(185,824)
Total long-term debt	$1,141,194	$750,467	$1,891,661
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
As of September 30, 2024, we had $585.3 million of additional borrowings available under our Credit Agreement, and we maintained $71.6 million of cash and cash equivalents.
In May 2023 we amended our Prior Credit Agreement to replace all references of LIBOR to SOFR and other non-U.S. dollar references as the interest rate benchmark.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of September 30, 2024.

Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 97.5 basis points. This rate changed from SARON plus 87.5 basis points in August 2024. The loans were renewed for one year in April 2024.
Share Repurchase Program
We have $1.9 billion of remaining availability for our share repurchase program as of September 30, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.2 million shares at an average price per share of $297.53 since the inception of the program in 2004 through September 30, 2024. During the nine months ended September 30, 2024 and 2023, we spent $637.5 million and $724.0 million on the repurchase of 482,413 and 526,019 shares at an average price per share of $1,321.46 and $1,388.54, respectively. We also reissued 58,909 shares and 70,812 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2024 and 2023, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.3 million to $2.6 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.5 million to $2.8 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at September 30, 2024, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $42.6 million in the reported U.S. dollar value of our debt.
Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to Ukraine and the war in the Middle East. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”

We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, ongoing developments related to Ukraine and the war in the Middle East on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, the ongoing developments related to Ukraine, and the war in the Middle East. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2024 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 30, 2024	54,054	$1,375.64	54,054	$2,059,072,950
August 1 to August 31, 2024	54,714	$1,423.47	54,714	$1,981,187,983
September 1 to September 30, 2024	43,153	$1,396.26	43,153	$1,920,934,295
Total	151,921	$1,398.73	151,921	$1,920,934,295
The Company has $1.9 billion of remaining availability as of September 30, 2024. We have purchased 32.2 million shares at an average price per share of $297.53 since the inception of the program through September 30, 2024.
During the nine months ended September 30, 2024 and 2023, we spent $637.5 million and $724.0 million on the repurchase of 482,413 and 526,019 shares at an average price per share of $1,321.46 and $1,388.54, respectively. We also reissued 58,909 shares and 70,812 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2024 and 2023, respectively. In addition, we incurred $5.8 million and $6.4 million of excise tax during the nine months ended September 30, 2024 and 2023, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	November 8, 2024	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer