Form 10-K
period 2024-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2025-02-07
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 22, 2025 there were 20,916,459 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 28, 2024 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024) was approximately $29.7 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2024	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to Ukraine, and the conflict in the Middle East. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, ongoing developments related to Ukraine, and the conflict in the Middle East on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, ongoing developments related to Ukraine, and the conflict in the Middle East. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Our business is geographically diversified, with net sales in 2024 derived 42% from North and South America, 28% from Europe, and 30% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.
Business Segments
We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other Operations. See Note 18 to the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations by Reportable Segment” for detailed results by segment and geographic region.
We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and services are described below. We also describe our customers and distribution, sales and service, research and development, manufacturing, and certain other matters. These descriptions apply to substantially all of our products and related reportable segments.
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers, moisture analyzers, and cell counters. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated by our instruments. The laboratory instruments and related service business accounted for approximately 56% of our net sales in 2024, 55% in 2023, and 57% in 2022.
Laboratory Balances
Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To respond to a wide range of customer needs and value/price points, we market our balances in a range of product tiers offering different levels of functionality. We also provide filter weighing and automated powder and liquid dosing systems. Based on the same weighing technology platform, we manufacture mass comparators, which are used by weights and measures officials as well as National Measurement Institute laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, biotechnology, testing lab, food, chemical, cosmetics, academia, and other industries.
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
pH meters measure acidity in laboratory samples. We also manufacture and sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing the loss on drying method, and UV/VIS spectrophotometers that optimize spectroscopic workflows. We also manufacture and sell microplate readers to measure chemical and biological assays and automated cell counting and viability assessment instruments.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 39% of our net sales in 2024 and 2023 and 38% in 2022.
Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and weighing devices, such as bench scales, floor scales, and weigh modules, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in production to quality completeness control in manufacturing to weighing packages at the end of the line. Our products are used in a wide range of industrial applications, such as filling, formulating and mixing ingredients, counting, and quality control.
Industrial Terminals
Our industrial scale terminals collect data and integrate it into manufacturing processes, helping to control and automate them. Our terminals allow users to remotely download formulation recipes or access setup data and can minimize downtime through predictive rather than reactive maintenance.
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
Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical, packaged consumer goods, and other industries). We are a leading global provider of metal detectors, x-ray systems, checkweighers, and camera-based imaging equipment that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray inspection is used to detect metallic contamination in applications unsuited to metal detectors and many types of non-metallic contamination, such as glass, calcified bone, stones, and pits. Our x-ray systems are also used for mass control and for determining and controlling the fat content in meat. Checkweighers are used to control the filled weight of packaged goods such as food, pharmaceuticals, and cosmetics. Our camera-based vision inspection solutions provide in-line inspection of package quality, labels, and content, which are needs for food and beverage, consumer goods, and pharmaceutical companies.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer weighing and software solutions, which can integrate counter, self-service, backroom, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. In addition, we offer weighing solutions for fast-growing areas like self-checkout and unmanned stores, as well as AI-driven image recognition solutions for fresh goods. The customer benefits of our retail solutions are in the areas of enterprise-wide device management as well as article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 5% of our net sales in 2024, 6% in 2023, and 5% in 2022.

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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2024 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2024, our sales and service group consisted of approximately 9,000 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on-demand services, and replacement parts) accounted for approximately 24% of our net sales in 2024, 23% in 2023, and 20% in 2022.

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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $551 million in research and development ($189 million in 2024, $185 million in 2023, and $177 million in 2022), which is approximately 5% of net sales for each year. Our research and development efforts fall into three categories:
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
Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Prior to 2023, fourth quarter sales have historically generated approximately 27% to 30% of our net sales. This trend has a somewhat greater effect on earnings before taxes than on net sales because fixed costs are generally incurred evenly across all quarters. Quarterly seasonality in 2023 and 2024 was impacted by shipping delays at our European Logistics facility in the fourth quarter of 2023, which was recovered in the first quarter of 2024.
Employees
Our total global workforce was approximately 17,300, consisting of 16,000 employees and 1,300 temporary personnel, as of December 31, 2024, and includes approximately 6,200 in Europe, 4,800 in North and South America, and 6,300 in Asia and other countries.
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
We promote diversity and we encourage all employees, inclusive of all our demographics, to take on more responsibilities and management positions. As of December 31, 2024, approximately 36% of our global employee headcount was female, with approximately 29% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2024, approximately 93% of employees completed one or more training courses, including part-time and temporary personnel. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and there has been one fatality from an occupational incident related to a motor vehicle accident in the past five years.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 8,000 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. More than 15 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant positive impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering sustainable products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces (see Employees section above), and (5) following corporate governance best practices.
We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As an example, as of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions by realizing efficiency improvements, sourcing 100% renewable electricity for all our operations, and using offsets. We also have goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case by 2025. Furthermore, we are committed to greenhouse gas emission reduction targets in line with what the latest climate science deems necessary to meet the goals of the 2015 Paris Agreement on climate change. Our commitment includes near-term and long-term net-zero targets approved by the Science Based Target initiative (SBTi). As a further example, we pursue several goals related to supply chain transparency including risk assessments and targeted supplier audits. We report annually on our progress related to sustainability topics in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
Blue Ocean refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We also are largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our operations in the U.S., China, most of Asia Pacific, and most of Europe. We estimate that we have more than 90% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
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
Most of our business is derived from companies in developed countries. Economic uncertainty in many parts of the world, including the impact of high inflationary environments and governmental monetary policies and related interest rates to combat inflation, the war in Ukraine, continuing conflicts in the Middle East, international trade disputes, tariffs, and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries were to experience slow growth or recession, we could see the following effects:
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. In addition to the currency risks discussed below, our international operations pose other potential substantial risks and problems for us, including the following:
•recently reduced market demand in our core segments in China and the current economic conditions in this region;
•local tariffs and trade barriers and the potential for retaliatory tariffs;
•additions or revisions to a country's legal and regulatory requirements;
•difficulties in staffing and managing local operations and/or mandatory salary increases;
•credit risks arising from financial difficulties facing local customers and distributors;
•difficulties in protecting intellectual property;
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $13.9 million of cash at December 31, 2024, in our Chinese subsidiaries;
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
•geopolitical topics within Asia and other regions; and
•emerging markets can be volatile and change quickly.
China represents a significant portion of our business and financial results and has an important role in our global supply chain. For example, our Chinese operations accounted for 16% of sales to external customers, 29% of total segment profit, and approximately 30% of our global production during 2024. In recent years, geopolitical tensions have increased, particularly between the United States and China. Among other issues, these geopolitical topics have resulted in increased tariffs and trade restrictions. The Chinese government and other governments have also increased their focus on domestic purchasing requirements. In addition, due to increasing political tensions and potential tariff increases, many companies are seeking increased flexibility in their supply chains that may result in reduced foreign investment in China. The Chinese economy remains under pressure and is impacted by challenges with the country's real estate market that affects domestic consumption and has historically been a source of funds for government stimulus. These risks, all of which will be exacerbated by trade wars and tariffs, could lead to reduced sales in China, as well as higher costs.
After benefiting from significant growth in 2022 and 2021, market demand in China declined significantly during the second half of 2023, which continued in 2024. Our business is significantly impacted by market demand in our core segments of pharma/biopharmaceutical, food manufacturing, and chemical. Market conditions also can be volatile and change quickly, as experienced in 2023.
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
In response to Russia's 2022 invasion of Ukraine, the U.S., European Union, and other countries imposed economic sanctions on Russian entities, while Russia enacted countermeasures. We continue to monitor developments and applicable sanctions.
Since February 2022, we have suspended all shipments to Russia. In 2021, Russia and Ukraine accounted for approximately 1% of our net sales, and as of December 31, 2024, 2023, and 2022, our assets and liabilities in both countries remained immaterial. We also do not have manufacturing in Russia or Ukraine.
The EU Council has been working to expand renewable energy use, reduce consumption, and diversify energy sources due to reduced Russian energy supplies. This may impact energy availability and costs in Europe.
We do not manufacture in the Middle East and sales in the region account for less than 1% of total revenue. Ongoing conflicts may impact demand locally and globally while disrupting supply chains, increasing costs, and reducing shipping capacity, all of which could affect our financial results and customer demand. Escalating global conflicts, including in Ukraine and the Middle East, have heightened economic and geopolitical uncertainty.
Estimating the impact of ongoing global conflicts on supply chain disruptions and energy shortages is challenging. However, the Ukraine invasion and Middle East conflict could negatively affect our financial results and pose risks to our business. Additionally, uncertainties surrounding these conflicts persist, and their effects on the global economy and market conditions can change rapidly.
We continue to monitor developments in these conflicts and any related sanctions.
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
The techniques and sophistication used to conduct cyber attacks and compromise information technology infrastructure, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state-sponsored cyber attacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplify these concerns.
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
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, malicious employees or employee negligence, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Any interaction with third-party systems increases cyber-attack risks. Despite any precautions we may take, such problems could result in interruptions in our services, fraudulent or negligent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
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
We have also been implementing our Blue Ocean program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our operations in the U.S., China, most of Asia Pacific, and most of Europe. We estimate that we have more than 90% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as global supply chain and production issues, changes in third-party service providers, pandemics, strikes or other labor unrest, labor shortages, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, floods, rising water levels, other weather events or natural disasters (including the potential impacts of climate change), or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
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
To remain competitive, we must continue to make significant investments in research and development, sales and marketing, customer service and support, and operational excellence throughout our supply chain to ensure that our products do not become technologically obsolete over time. We cannot be sure that we will have sufficient resources to continue to make these investments. In developing new products, we may be required to make substantial investments before we can determine their commercial viability.
In addition, as we develop new products and services, we could be required to comply with additional regulations. If we fail to comply with the new regulations, it could affect the launch of the new product and service, in particular, and our company, as a whole. For instance, it is expected that laws and regulations around the use of artificial intelligence (AI) and machine learning tools will increase over the next few years, but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. As we introduce AI and machine learning into our technology platform (as well as those of our customers through provision of our services), we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply, which would put us at a competitive disadvantage. In addition, challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations. Further, if we fail to adopt these new technologies, we may face price pressure from competitors using lower-cost AI systems.
As a result, we may not be successful in developing new products and we may never realize the benefits of our research and development activities.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell some products through third parties, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third-party intermediaries could materially impact our business. In addition to financial risk, the actions of some of our distributors could cause reputational harm, especially if our products are involved. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.
Departures of key employees could impair our operations.
Key employees could leave the Company. If any key employees stopped working for us, our operations could be harmed. Important R&D personnel may leave and join competitors, which could substantially delay or hinder ongoing development projects. We have no key man life insurance policies with respect to any of our senior executives.
A pandemic or widespread outbreak of an illness or other health issue could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
Our operations are vulnerable to global events, including pandemics like COVID-19. Despite precautions, such outbreaks can lead to business shutdowns, illness, quarantines, and workforce disruptions. Events in key regions such as North America, Europe, or China could significantly impact commercial activity, adversely affecting our financial condition, operations, and prospects.
If operations are curtailed, we may need alternative suppliers or staff, which could be more expensive, unavailable, or cause shipment delays, impacting results. A disruption in product design could delay new product introductions, while affected customers may reduce or delay purchases, further impacting our operations.
Our business involves certain operating risks, and our insurance may not be adequate to cover all insured losses or liabilities we might incur in our operations.
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
Our products are used extensively in the pharma/biopharmaceutical, food manufacturing, and chemical industries. We recently experienced reduced demand in these segments, which negatively impacted our net sales in 2023 and 2024. Market demand in pharma/biopharmaceutical was particularly impacted in 2023 after significant growth during the COVID-19 pandemic. Consolidation in these industries also hurt our sales in the past. A prolonged global economic downturn, a downturn affecting one or more of these industries, or consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. Changes in governmental regulations or a decline in government funding of research or education could reduce some customers’ ability to purchase our products.
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
We also expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. If tariffs are implemented and we cannot pass on the increased costs to our customers, our margins could be impacted as we work to remain competitive. In addition, our competitors are expected to continue to improve their technology infrastructure, as well as the technology services offered to their customers, including the use of artificial intelligence and machine learning solutions, to interact with suppliers, sell their products and services, and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience could affect our ability to compete. Although we believe that our products and services have advantages over our competitors, we may not be able to realize and maintain these advantages.
We may face risks associated with future acquisitions.
We may pursue acquisitions of complementary product lines, technologies, or businesses, but these involve risks such as integration challenges, management distractions, and potential loss of key employees. Future acquisitions may also lead to stock issuances that dilute current shareholders, increased debt and liabilities, and higher amortization expenses for intangible assets. Any of these risks could materially impact our profitability.
Larger companies are increasingly targeting life sciences and instruments, potentially altering market competition. Additionally, we may face challenges in identifying, completing, or integrating future acquisitions, and even successful acquisitions may not positively impact our business or results. We must also estimate the fair value of acquired assets and assumed liabilities, relying on valuation models with inherent uncertainties and our judgment regarding certain assumptions.
Financial Risks
Currency fluctuations affect our operating profits.
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.4 million to $2.7 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.3 million to $2.6 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and the euro. Based on our outstanding debt at December 31, 2024, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $39.0 million in the reported U.S. dollar value of our debt.
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
Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. While the global inflation rate began to ease in 2023 and 2024 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant geopolitical conflicts throughout the world.
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
As of December 31, 2024, our consolidated balance sheet included goodwill of $668.9 million and other intangible assets of $257.1 million.

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
We conduct business in many countries that use the euro as their currency (the Eurozone). In the past, there have been concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. In addition, concerns in the past have existed regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this type of financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses and to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products. For information on the impact of the United Kingdom's withdrawal from the European Union, see "Risk Factors — Changes in foreign laws and legal systems could adversely impact our results of operations."
Legal, Tax, Regulatory, and Other Risks
Unanticipated changes in our tax rates or additional income tax liabilities could impact our profitability.
We are subject to income taxes in the United States and various other jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses among different jurisdictions. Our effective tax rates and tax obligations could be adversely affected by changes in tax laws or rates (including the potential implementation of various U.S. tax proposals), changes in the mix of earnings by jurisdiction, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
Our tax expense and tax obligations could increase as a result of changing the application of tax law.
Governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations.
The Organization for Economic Co-Operation and Development (OECD) has proposed changes to the current transfer pricing arm’s length standard for allocating profit as well as a 15% minimum tax by jurisdiction. While the provision to alter the way profit is allocated by jurisdiction is not expected to impact the Company, the 15% minimum tax by jurisdiction may adversely impact the Company's global tax provision.
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
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets where we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practices or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to investigation costs, reputational harm, fines, criminal prosecution, and other damages that could impact our profitability.
In June 2024, the U.S. Supreme Court overturned the Chevron doctrine, ending judicial deference to regulatory agencies. This shift could significantly impact environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory frameworks we must comply with. This may impact our ability to operate our business in the manner in which we are accustomed and could negatively impact how we market our offerings, and could increase our regulatory compliance expense, which could in turn have a material adverse effect on our business, financial conditions, and results of operations. Political policies in the U.S., China, the U.K., Canada, and Europe may affect global trade, domestic purchasing, or create uncertainty. In recent years, the U.S. government has taken a new approach to trade policy, renegotiating or potentially terminating agreements and imposing tariffs, particularly on

Chinese goods. These tariffs could raise the cost of our products, components, and raw materials, impacting our gross margin. Higher prices may also reduce competitiveness and consumer demand.
U.S. trade policy under the new administration, including potential new or increased tariffs, along with trade policies in China, Mexico, the U.K., Canada, and parts of Europe, may impact global trade and create uncertainty, potentially harming our business. Additionally, before taking office, President Trump pledged to impose 60% tariffs on all Chinese imports in his first year. In response, foreign governments, including China, have enacted retaliatory tariffs and domestic purchasing requirements favoring local competition, which could reduce our sales.
The various trade policy and regulatory actions described above may restrict our access to lower-cost countries in certain circumstances or otherwise create uncertainty, negatively impact global markets, and make it more difficult or costly for us to import our products into certain countries. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies could also lead to an economic downturn, increased inflation, and/or could create unfavorable fluctuations in currency exchange rates (see above description "Currency fluctuations affect our operating profits."). In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales. The adoption and expansion of trade restrictions or other governmental action related to tariffs, trade agreements, or policies have the potential to adversely impact our business and financial performance.
Changes in foreign laws and legal systems could adversely impact our results of operations.
Following Brexit, the E.U.-U.K. Trade and Cooperation Agreement (TCA) took effect on May 1, 2021, allowing tariff-free and quota-free trade. However, additional inspections and documentation requirements may cause delays at ports, potentially disrupting our supply chain and affecting delivery schedules.
Uncertainty remains regarding the U.K.'s future relationship with the E.U. and the interpretation of the TCA, with Brexit-related issues likely to take years to resolve. While the full impact on our business is uncertain, Brexit could adversely affect our financial condition and operating results.
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
We are subject to various environmental laws and regulations and incur expenditures in complying with environmental laws and regulations. For instance, federal, international, state, and local regulatory and legislative bodies are increasingly focused on combating and/or limiting the effects of climate change through a variety of means, including regulating greenhouse gas (GHG) emissions, implementing policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. We have corporate programs in place to manage compliance and stakeholder expectations related to environmental matters, but increasing public interest in climate change topics may result in the enactment of additional governmental laws and regulations related to this subject area. Such increased compliance burdens and costs could disrupt the sourcing, manufacturing, and distribution of our products and adversely affect our business, and financial condition, or results in operations. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in various facilities. In addition, some of our facilities are or have been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.
Climate change, or the effects of climate change, may negatively affect us.
Climate change risks and evolving stakeholder expectations could negatively impact our business. Climate-related changes may increase the frequency and severity of natural disasters, such as extreme weather events, wildfires, rising temperatures, and shifting precipitation patterns. These disruptions could affect our suppliers' ability to fulfill contracts due to workforce and infrastructure challenges, impacting material availability and costs. Additionally, rising insurance and operating expenses from climate-related disruptions could adversely affect our financial performance.
We may be adversely affected by regulations and market expectations related to sourcing and our supply chain, including conflict minerals.
The SEC has adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries. These requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, due diligence procedures we have implemented to understand the origins of the minerals we use in our operations may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers and other stakeholders who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Future laws, regulations, or customers may make additional demands on our supply chain, including more transparency into the activities of our suppliers with regard to human rights and sustainable sourcing. We have significant protections in place to ensure we partner with responsible suppliers, but increased demands may cause us to incur increased supply chain costs. If we cannot satisfy customers’ demands, we may lose business, and if we cannot meet new regulatory requirements, we may have to alter our sourcing at increased expense.

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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2024, we had a total indebtedness of approximately $2.0 billion, net of cash of $59.4 million. Our debt instruments allow us to incur substantial additional indebtedness.
The existence and magnitude of our debt could have important consequences. For example, it could make it more difficult for us to satisfy our obligations under our debt instruments; and require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs; limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt instruments.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.35 billion. Our credit facility is provided by a group of 13 financial institutions, which individually have between 4.4% and 11.1% of the total funding commitment. At December 31, 2024, we had borrowings of $734.7 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.35 billion amount available.
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
•the outlook for our end markets and the global economy;
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
These assumptions may prove to be incorrect over time. For example, although no single end-customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deterioration in their financial positions concurrently, it could have an impact on our results of operations.

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
•the continued growth of our sales in emerging markets; and
•the effectiveness of our productivity and cost-saving initiatives.
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
Our Head of Global Supply Chain and IT, Chief Information Officer, and Head of Information Security serve on our Cybersecurity Steering Committee (the “Cyber SteCo”), along with our Chief Legal

Officer, who reports to our Chief Executive Officer, and our Head of Financial Processes, who reports to our Chief Financial Officer. The Cyber SteCo, which meets regularly, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, and receives regular updates on cybersecurity-related matters.
Our Head of Global Supply Chain and IT, reporting to our Chief Executive Officer, has principal responsibility for assessing and managing cybersecurity risks and preparing updates for the Board of Directors. Our Chief Information Officer reports to our Head of Global Supply Chain and IT and is responsible for the operation of our cybersecurity program. Our Chief Information Officer is educated in business computing sciences and has over twenty years working in leadership, management, and consulting roles in digitalization, application management, and cybersecurity. Our Chief Information Officer also has experience implementing and leading global governance frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and ISO 27001. An Advisory Board, comprised of the Chief Executive Officer, Chief Financial Officer, Head of Global Supply Chain and IT, and Chief Information Officer, meets quarterly to discuss digital initiatives and investments, inclusive of cybersecurity topics. An experienced team of IT security professionals reports to our Chief Information Officer.
The Cyber SteCo oversees activities related to the monitoring, prevention, detection, mitigation, and remediation of cybersecurity risks. We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory quarterly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, and periodic assessments of third-party service providers to assess the cyber preparedness of key vendors. To enhance our threat preparedness, we perform monthly vulnerability scans, annual penetration testing with a third party, and annual disaster recovery and cyber response drills, including third-party-facilitated drills. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a third party operated security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. As noted above, our Cyber SteCo also has implemented comprehensive incident response plans that define the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Cyber SteCo escalates events, including to the Chief Executive Officer and Board of Directors, as deemed necessary.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Vacaville, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Lutz, Florida	Owned	U.S. Operations
Tijuana, Mexico (two facilities)	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Plainsboro, New Jersey	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations
Taman Mayang Jaya, Malaysia	Building Owned;	Other Operations
Land Leased

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
Holders
At January 22, 2025, there were 30 holders of record of common stock and 20,916,459 shares of common stock outstanding. We estimate we have approximately 229,980 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2019 through December 31, 2024 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$350
$300
$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-19
12-31-20
12-31-21
12-31-22
12-31-23
12-31-24

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Mettler-Toledo	$100	$144	$214	$182	$153	$154
S&P 500 Index	$100	$118	$152	$125	$158	$197
SIC Code 3826 Index	$100	$140	$194	$152	$143	$142
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2024	55,724	$1,397.00	55,724	$1,843,087
November 1 to November 30, 2024	56,145	1,261.32	56,145	1,772,269
December 1 to December 31, 2024	50,857	1,255.15	50,857	1,708,435
Total	162,726	$1,305.85	162,726	$1,708,435
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $1.7 billion of remaining availability as of December 31, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.4 million common shares since the inception of the program in 2004 through December 31, 2024, at a total cost of $9.8 billion and an average price per share of $302.60. During the years ended December 31, 2024 and 2023, we spent $850.0 million and $900.0 million on the repurchase of 645,139 shares and 691,913 shares at an average price per share of $1,317.52 and $1,300.72, respectively. We reissued 68,428 shares and 79,076 shares held in treasury for the exercise of stock options and restricted stock units during 2024 and 2023, respectively. In addition, we incurred $7.8 million and $8.1 million of excise tax during the years ended December 31, 2024 and 2023, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
Net sales in U.S. dollars increased 2% in 2024 and decreased 3% in 2023. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 3% in 2024 and decreased 3% in 2023. Net sales in 2023 were negatively impacted by approximately $58 million from our previously disclosed shipping delays related to a new external European logistics service provider, which were largely recovered in the first quarter of 2024. We estimate local currency net sales were flat in 2024 and decreased 1% in 2023 excluding the impact of the delayed shipments. Market demand in our core segments was soft in 2024, particularly in China. We continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increasing the use of digital tools, and continuing to optimize our lead generation and lead nurturing processes.
In addition to soft market demand during 2024, we also continued to experience uncertainty in the economic environment, including the risk of recession in many countries, and unfavorable foreign currency. Our team’s resilience and agility, and our productivity and cost savings initiatives, were critical to our ability to mitigate these challenges. Over the past few years, we also accelerated our ability to use advanced analytics to identify and pursue growth opportunities, while increasing the effectiveness of our digital tools to support our global sales organization. We also have continued to increase engagement with our customers with our Go-to-Market and digital approaches. Our market-leading solutions and ability to leverage our innovative portfolio have also allowed us to quickly capitalize on our customers' demand for automation and digitalization solutions and faster growing segments. We are well positioned, and have continued to make investments to further strengthen our portfolio and capture future growth opportunities. Our service business also delivered very strong results in 2024 as we have been able to support our customers’ ability to maintain uptime, improve productivity, and comply with regulatory requirements.
As we enter 2025, we expect to continue to benefit from market trends toward automation and digitalization, as well as customer investments in on/near-shoring activities. However, many of our end-markets, including pharma/biopharmaceutical, food, and chemical, remain challenged after significant growth during the COVID-19 pandemic. In addition, market conditions and challenges remain uncertain relating to the macro environment and global economy, including the impacts of the ongoing wars in Ukraine and the Middle East and increasing geopolitical tensions. Market conditions also may change quickly.
Our laboratory sales grew in 2024 despite a decrease in China as the sharp market decline in 2023 continued during 2024. We believe we will benefit from favorable pharma/biopharma market trends in the future. We also believe we will continue to benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. Overall, we believe we are well positioned to continue to capture growth and gain market share in our laboratory business.

Our industrial sales grew modestly in 2024 despite challenging market conditions for core industrial in China. We continue to benefit from our strong product offering and focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. We also continue to benefit from market trends in automation and digitalization and also expect to benefit from customer on/near-shoring activities in the future. Our core industrial-related products are also especially sensitive to changes in economic growth. China and emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to also be a source of long-term growth. Product inspection experienced solid growth in 2024, and we expect our product inspection end-market to continue to benefit from our customers’ focus on brand protection, food safety, and productivity.
Our food retailing sales decreased significantly during 2024 primarily due to strong project activity in 2023, especially in the Americas. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2025, we will continue to pursue the overall business growth strategies which we have followed in recent years:
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
In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage advanced data analytics and invest in sales and marketing activities to increase the proportion of our installed base that is under service contract, or sell new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance. We have also improved our service model to incorporate remote service, depot drop-off/pickup, and other approaches.
Faster-Growing Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 34% of our total net sales of which 16% relates to China. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have more than a 35-year track record in China, and our sales in Asia have grown more than 10% on a compound annual growth basis in local currencies since 1999. Over the years, we also have broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, versus the prior year, we experienced a 1% decrease in emerging market local currency sales by destination during 2024, which included an 11% local currency sales decline in China and a 10% local currency sales increase in other emerging markets. Following particularly strong growth in 2022 and 2021, market conditions in

China declined significantly during the second half of 2023, and challenging market conditions persisted in 2024. Going forward, we continue to redeploy resources and sales and marketing efforts to pharma, food manufacturing, chemical, and new energy. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from our focus on these segments. We also continue to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile as we experienced in China over the past several years. China has historically been volatile, and market conditions may change unfavorably due to various factors. In addition to China and emerging markets, we also pursue other faster-growth vertical markets. While rather small, these markets present outsized growth potential. Segments include semiconductors, advanced materials, and new energy. The components of these faster-growing segments will change as various markets develop, and we will continue to leverage the breadth and scope of our product offering as new opportunities emerge.
Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent approximately 5% of net sales on research and development, reflecting a total of $551 million. We seek to improve our product offerings and their capabilities with additional integrated technologies and software, which we believe supports our pricing differentiation and accelerates product replacement cycles. In addition, we aim to create value for our customers by having thorough knowledge of their processes via our significant installed product base.
Expanding Our Margins. We continue to strive to improve our margins by enhancing our value proposition via innovation, more effectively pricing our products and services, optimizing our cost structure, and improving our mix in higher-margin businesses such as service. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We have also implemented productivity and cost savings initiatives over the past two years to mitigate our reduced volume, while also focusing on reallocating resources to better align our cost structure to support our investments in market penetration initiatives, higher-growth/profitable areas, and opportunities for margin improvement.
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

Results of Operations — Consolidated
Net sales
Net sales were $3.9 billion for the year ended December 31, 2024, compared to $3.8 billion in 2023 and $3.9 billion in 2022. This represents an increase of 2% in 2024 and a decrease of 3% in 2023 in U.S. dollars and an increase of 3% in 2024 and a decrease of 3% in 2023 in local currencies. Net sales in 2023 were negatively impacted by approximately $58 million from our previously disclosed shipping delays related to a new external European logistics service provider, which were largely recovered in the first quarter of 2024. We estimate local currency net sales were flat in 2024 and decreased approximately 1% in 2023 excluding the impact of the delayed shipments. In 2024, we experienced soft market demand, particularly in China. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there continues to be uncertainty in our end-markets, the economic environment and geopolitics, and market conditions may change quickly.
In 2024, our net sales by geographic destination increased in U.S. dollars compared to 2023 by 8% in Europe, 2% in the Americas, and decreased by 3% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2024 by 8% in Europe, 3% in the Americas, and decreased by 1% in Asia/Rest of World, with an 11% decline in China. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 1% in both U.S. dollars and local currencies during 2024 and decreased 7% in U.S. dollars and 6% in local currencies in 2023. Service revenue (including spare parts) increased 7% in both U.S. dollars and local currencies in 2024 and increased 10% in both U.S. dollars and local currencies in 2023.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales in 2024, increased 6% in both U.S. dollars and local currencies during 2024. Laboratory net sales in 2024 benefited approximately 4% and were reduced by 2% in 2023 from the previously disclosed shipping delays. The local currency increase in net sales of our laboratory-related products during 2024 includes an increase in most product categories, especially analytical instruments. Laboratory results were also negatively impacted by a decline in China.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales in 2024, were flat in U.S. dollars and increased 1% in local currencies during 2024. Industrial net sales in 2024 benefited approximately 1% and were reduced by 1% in 2023 from the previously disclosed shipping delays. The local currency increase in net sales of our industrial-related products during 2024 includes solid growth in product inspection, offset in part by a decline in core-industrial products, especially in China.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales in 2024, decreased 14% in both U.S. dollars and local currencies during 2024. Retail net sales in 2024 benefited approximately 3% and were reduced by 2% in 2023 from previously disclosed shipping delays. The local currency decrease in net sales of our food retailing products during 2024 related to particularly strong project activity in 2023, especially in the Americas.

Gross profit
Gross profit as a percentage of net sales was 60.1% for 2024, 59.2% for 2023, and 58.9% for 2022.
Gross profit as a percentage of net sales for products was 62.1% for 2024, compared to 60.6% for both 2023 and 2022. Gross profit as a percentage of net sales for services (including spare parts) was 53.7% for 2024, compared to 54.3% for 2023 and 52.0% for 2022.
The gross profit as a percentage of net sales for 2024 primarily reflects favorable price realization that benefits from our innovative product portfolio, benefits from our productivity, and cost savings initiatives and business mix, offset in part by investments in our service organization.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.9% for 2024, compared to 4.9% for 2023, and 4.5% for 2022. Research and development expenses in U.S. dollars increased 2% in 2024 and 5% in 2023, and in local currencies increased 2% in 2024 and 3% in 2023.
Selling, general, and administrative expenses as a percentage of net sales were 24.2% for 2024, compared to 23.9% for both 2023 and 2022. Selling, general, and administrative expenses increased 4% in both U.S. dollars and local currencies in 2024 and decreased 4% in both U.S. dollars and local currencies in 2023. The increase during 2024 primarily includes higher variable compensation, offset in part by benefits from our cost savings initiatives.
Amortization expense
Amortization expense was $72.9 million in 2024, compared to $72.2 million and $66.2 million in 2023 and 2022, respectively. The increase in amortization expense during 2024 relates to our investments in information technology, primarily from our Blue Ocean program.
Restructuring charges
During the past few years, we initiated various cost reduction measures. Restructuring charges were $19.8 million in 2024, compared to $32.7 million and $9.6 million in 2023 and 2022, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net
Other charges (income), net consisted of net income of $4.6 million, $4.1 million, and $9.3 million in 2024, 2023, and 2022, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $7.7 million, $7.6 million, and $16.9 million in 2024, 2023, and 2022, respectively. Other charges (income), net also includes acquisition costs, for which there were $0.3 million in 2024 and $0.9 million in 2022.
Interest expense and taxes
Interest expense was $74.6 million in 2024, compared to $77.4 million in 2023 and $55.4 million in 2022. The decrease in interest expense is primarily related to lower debt levels throughout the year.
Our reported tax rate was 16.8% in 2024, compared to 19.0% and 18.5% in 2023 and 2022, respectively. The reported tax rate in 2024 includes a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit.

Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other Operations. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2024	2023	2022	Increase (Decrease) in % 2024 vs. 2023	Increase (Decrease) in % 2023 vs. 2022
Net sales to external customers	$1,429,502	$1,403,919	$1,444,460	2%	(3)%
Net sales to other segments	153,759	137,192	156,884	12%	(13)%
Segment net sales	1,583,261	1,541,111	1,601,344	3%	(4)%
Segment cost of sales	690,498	689,004	736,798	—%	(6)%
Segment period expense	499,698	487,055	506,744	3%	(4)%
Segment profit	$393,065	$365,052	$357,802	8%	2%
Total net sales increased 3% in 2024 and decreased 4% in 2023 and net sales to external customers increased 2% in 2024 and decreased 3% in 2023. Net sales to external customers benefited approximately 2% in 2024 and were reduced by approximately 1% in 2023 from the previously disclosed shipping delays. Net sales to external customers for 2024 reflects growth in most product categories, especially laboratory products, offset by a significant decline in food retailing related to strong project activity in the prior year.
Segment profit increased $28.0 million in our U.S. Operations segment during 2024, compared to an increase of $7.3 million during 2023. The segment profit increase in 2024 is primarily due to improved business mix, and benefits from our margin expansion and cost saving initiatives.
Swiss Operations (amounts in thousands)

	2024	2023	2022	Increase (Decrease) in % (1) 2024 vs. 2023	Increase (Decrease) in % (1) 2023 vs. 2022
Net sales to external customers	$218,580	$188,679	$176,119	16%	7%
Net sales to other segments	801,749	761,114	839,951	5%	(9)%
Segment net sales	1,020,329	949,793	1,016,070	7%	(7)%
Segment cost of sales	498,505	436,494	487,642	14%	(10)%
Segment period expense	241,178	231,818	218,584	4%	6%
Segment profit	$280,646	$281,481	$309,844	—%	(9)%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 7% in 2024 and decreased 7% in 2023, and in local currencies increased 5% in 2024 and decreased 12% in 2023. Net sales to external customers in U.S. dollars increased 16% in 2024 and 7% in 2023, and in local currencies increased 14% in 2024 and increased 3% in 2023. Net sales to external customers benefited approximately 7% in 2024 and were reduced by approximately 3% in 2023 from the previously disclosed shipping delays. Local currency net sales to external customers during 2024 includes strong growth in most product categories, offset in part by a significant decline in food retailing related to strong project activity in the prior year.
Segment profit decreased $0.8 million in our Swiss Operations segment during 2024, compared to a decrease of $28.4 million during 2023. The segment profit decrease in 2024 includes unfavorable foreign currency translation and inter-segment pricing, offset in part by higher sales volume, favorable business mix, as well as benefits from our margin expansion and cost savings initiatives.
Western European Operations (amounts in thousands)

	2024	2023	2022	Increase (Decrease) in % (1) 2024 vs. 2023	Increase (Decrease) in % (1) 2023 vs. 2022
Net sales to external customers	$858,002	$792,907	$799,931	8%	(1)%
Net sales to other segments	185,321	188,963	196,900	(2)%	(4)%
Segment net sales	1,043,323	981,870	996,831	6%	(2)%
Segment cost of sales	486,823	455,596	488,153	7%	(7)%
Segment period expense	350,199	347,601	334,326	1%	4%
Segment profit	$206,301	$178,673	$174,352	15%	2%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 6% in 2024 and decreased 2% in 2023, and in local currencies increased 6% in 2024 and decreased 3% in 2023. Net sales to external customers in U.S. dollars increased 8% in 2024 and decreased 1% in 2023, and in local currencies increased 8% in 2024 and decreased 3% in 2023. Net sales to external customers benefited approximately 5% in 2024 and were reduced by approximately 3% in 2023 from the previously disclosed shipping delays in 2023. Local currency net sales to external customers during 2024 reflects growth in most product categories, especially laboratory products.
Segment profit increased $27.6 million in our Western European Operations segment during 2024, compared to an increase of $4.3 million in 2023. The segment profit increase in 2024 is primarily due to increased sales volume and benefits from our margin expansion and cost savings initiatives.
Chinese Operations (amounts in thousands)

	2024	2023	2022	Increase (Decrease) in % (1) 2024 vs. 2023	Increase (Decrease) in % (1) 2023 vs. 2022
Net sales to external customers	$628,447	$718,818	$841,526	(13)%	(15)%
Net sales to other segments	320,196	278,027	308,164	15%	(10)%
Segment net sales	948,643	996,845	1,149,690	(5)%	(13)%
Segment cost of sales	422,130	448,341	530,270	(6)%	(15)%
Segment period expense	180,713	181,410	195,258	—%	(7)%
Segment profit	$345,800	$367,094	$424,162	(6)%	(13)%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars decreased 5% in 2024 and 13% in 2023, and in local currencies decreased 3% in 2024 and 9% in 2023. Net sales by origin to external customers in U.S. dollars decreased 13% in 2024 and 15% in 2023, and in local currencies decreased 11% in both 2024 and 2023. Net sales to external customers benefited approximately 1% in 2024 and were reduced by approximately 1% in 2023 from the previously disclosed shipping delays in 2023. The decrease in local currency net sales to external customers during 2024 reflects a significant decline in market demand for most product categories. Uncertainties continue to exist and market conditions may change quickly.
Segment profit decreased $21.3 million in our Chinese Operations segment during 2024, compared to a decrease of $57.1 million in 2023. The decrease in segment profit during 2024 primarily reflects lower sales volume and unfavorable foreign currency translation, partially offset by benefits from our margin expansion and cost savings initiatives.

Other Operations (amounts in thousands)

	2024	2023	2022	Increase (Decrease) in % (1) 2024 vs. 2023	Increase (Decrease) in % (1) 2023 vs. 2022
Net sales to external customers	$737,830	$683,986	$657,673	8%	4%
Net sales to other segments	21,738	20,600	3,959	6%	420%
Segment net sales	759,568	704,586	661,632	8%	6%
Segment cost of sales	421,489	400,634	380,360	5%	5%
Segment period expense	213,895	197,714	190,950	8%	4%
Segment profit	$124,184	$106,238	$90,322	17%	18%
(1)Represents U.S. dollar growth.
Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Total net sales in U.S. dollars increased 8% in 2024 and 6% in 2023, and in local currencies increased 10% in 2024 and 7% in 2023. Net sales to external customers in U.S. dollars increased 8% in 2024 and 4% in 2023, and in local currencies increased 10% in 2024 and 5% in 2023. Net sales to external customers benefited approximately 4% in 2024 and were reduced by approximately 2% in 2023 from the previously disclosed shipping delays in 2023. The increase in local currency growth in net sales to external customers during 2024 includes strong growth in most product categories.
Segment profit increased $17.9 million in our Other Operations segment during 2024, compared to an increase of $15.9 million during 2023. The increase in segment profit during 2024 primarily relates to increased sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $968.3 million in 2024, compared to $965.9 million in 2023 and $859.1 million in 2022. The increase in 2024 is primarily related to favorable working capital, including lower cash incentive payments of $35 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $103.9 million in 2024, $105.3 million in 2023, and $121.2 million in 2022. Capital expenditures in 2025 are expected to be relatively consistent with previous years subject to business and economic conditions.
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. We received the maximum allowable funding of $35.8 million related to the agreement during prior years, which offset associated capital expenditures.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In 2024, 2023, and 2022, we incurred acquisition payments totaling $10.1 million, $5.8 million, and $38.0 million, respectively. In addition, the Company paid $10.0 million for contingent consideration relating to the PendoTECH acquisition in both 2023 and 2022. In 2022, $7.9 million is included in financing activities and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows. In 2023, the final contingent consideration payment was made of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
Cash flows used in financing activities during 2024 primarily comprised share repurchases. In accordance with our share repurchase program, we spent $850.0 million in 2024 and $900.0 million and $1.1 billion in 2023 and 2022, respectively, on the repurchase of 645,139 shares, 691,913 shares, and 838,010 shares, respectively. Our share repurchase program does not obligate us to acquire any specific number of shares; however, in 2025, we intend to spend approximately $875 million on the repurchase of shares, subject to business and economic conditions.
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

Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2024:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	129,840	129,840
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	140,227	140,227
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	—	129,840	129,840
Senior Notes debt issuance costs, net	(2,335)	(1,925)	(4,260)
Total Senior Notes	822,665	397,982	1,220,647
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	445,706	284,497	730,203
Other local arrangements	6,392	56,646	63,038
Total debt	1,274,763	739,125	2,013,888
Less: current portion	(126,200)	(56,423)	(182,623)
Total long-term debt	$1,148,563	$682,702	$1,831,265

(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
As of December 31, 2024, approximately $615.3 million of additional borrowings were available under our Credit Agreement and we maintained $59.4 million of cash and cash equivalents. At December 31, 2024, the interest payments associated with 73% of the Company’s debt are fixed obligations. We expect to make interest payments of approximately $72.0 million during 2025 associated with our debt outstanding as of December 31, 2024.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of December 31, 2024.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 to our consolidated financial statements.
In January 2025, we entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.80% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023, which will mature in March 2033. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Credit Agreement
On May 30, 2024, we entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended our $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement), which is further described in Note 10 to our consolidated financial statements.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly-owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2024.
Share Repurchase Program
The Company has $1.7 billion of remaining availability under its share repurchase program as of December 31, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.4 million common shares since the inception of the program in 2004 through December 31, 2024, at a total cost of $9.8 billion and average price per share of $302.60. During the years ended December 31, 2024 and 2023, we spent $850.0 million and $900 million on the repurchase of 645,139 shares and 691,913 shares at an average price per share of $1,317.52 and $1,300.72, respectively. We reissued 68,428 shares and 79,076 shares held in treasury for the exercise of stock options and restricted stock units during 2024 and 2023, respectively. In addition, we incurred $7.8 million and $8.1 million of excise tax during the years ended December 31, 2024 and 2023, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.4 million to $2.7 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.3 million to $2.6 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2024, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $39.0 million in the reported U.S. dollar value of our debt.
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
Inflation
Global inflation continued to moderate during 2024, after rising sharply in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs and the conflict in the Middle East. Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation can also affect labor costs which are a significant element of our overall cost structure. Inflation can also lead to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs. Inflation presents several risks to our business as further described on page 21 in the Risk Factors section of this Form 10-K, and these inflationary conditions could have a greater impact on our operating results in future years.

Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $3.2 million at December 31, 2024. Based on our agreements outstanding at December 31, 2024, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $7.0 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance of $73.2 million as of December 31, 2024 is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $1.0 billion for the year ended December 31, 2024, each increase of $10.4 million in tax expense would increase our effective tax rate by 1%.

Employee benefit plans
The net periodic pension cost for 2024 and projected benefit obligation as of December 31, 2024 were $3.0 million and $99.9 million, respectively, for our U.S. pension plan. The net periodic cost for 2024 and projected benefit obligation as of December 31, 2024 were $7.2 million and $924.9 million, respectively, for our international pension plans. The expected post-retirement benefit obligation as of December 31, 2024 for our U.S. post-retirement medical benefit plan was $0.5 million.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2024, the weighted average return on assets assumption was 6.75% for the U.S. plan and 4.06% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $8.7 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2024, the weighted average discount rate assumption was 5.34% for the U.S. plan and 1.57% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $8.5 million after tax.
Goodwill and other intangible assets
As of December 31, 2024, our consolidated balance sheet included goodwill of $668.9 million and other intangible assets of $257.1 million.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Patrick Kaltenbach	61	President and Chief Executive Officer
Marc de La Guéronnière	61	Head of European and North American Market Organizations
Gerhard Keller	57	Head of Process Analytics
Christian Magloth	59	Head of Human Resources
Shawn P. Vadala	56	Chief Financial Officer
Richard Wong	60	Head of Asia/Pacific
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
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” “Insider Trading Policy and Procedures,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2025 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2024” is included within Note 12 to the financial statements.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2025 Proxy Statement is incorporated by reference herein.
Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2025 Proxy Statement is hereby incorporated by reference.

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
2. Report of Independent Registered Public Accounting Firm (PCAOB ID 238). See page F-2.
3. Financial Statement Schedule. See Schedule II, which is included on page S-1.
4. List of Exhibits. See Exhibit Index included on page E-1.
Item 16.Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Second Amended and Restated By-laws of the Company, effective as of November 3, 2022 (17)
4.4*	Description of Capital Stock
10.1	Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., and certain other financial institutions, dated as of May 30, 2024(2)
10.5
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(5)

10.6
First Amendment to Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(16)

10.7
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of June 27, 2014, entered into by and among Mettler-Toledo International Inc., Life Insurance Company of North America, New York Life Group Insurance Company of NY, Erie Family Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, Yf Life Insurance International Limited, Banner Life Insurance Company, Great-West Life & Annuity Insurance Company, Teachers Insurance and Annuity Association of America, Connecticut General Life Insurance Company, and Healthspring Life & Health Insurance Company, Inc.(11)

10.8
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(6)

10.9
First Amendment to Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(16)

10.10
Second Amendment to Note Purchase Agreement dated as of December 23, 2021, to the Note Purchase Agreement dated as of March 31, 2015, entered into by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, Brighthouse Life Insurance Company, Massachusetts Mutual Life Insurance Company, and Great-West Life & Annuity Insurance Company of New York.(11)

10.11
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(7)

10.12
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of April 18, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, Pensionskasse Des Bundes Publica, Ensign Peak Advisors, Inc., Clifton Park Capital Management, LLC, Life Insurance Company of North America, and New York Life Group Insurance Company of NY(11)

10.13
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(8)

10.14
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of November 6, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse Des Bundes Publica, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, The Lincoln National Life Insurance Company, Swiss Re Life & Health America Inc., Zurich American Insurance Company Master Retirement Trust, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Physicians Mutual Insurance Company, Prudential Term Reinsurance Company, The Gibraltar Life Insurance Co., Ltd., American General Life Insurance Company, and The United States Life Insurance Company in the City of New York(11)

10.15
Note Purchase Agreement dated as of December 16, 2020 by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, MetLife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(9)

10.16
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of December 16, 2020, entered into by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Metlife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(11)

Exhibit
No.	Description
10.17
Note Purchase Agreement dated as of May 18, 2021 by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life Insurance Company, Athene Annuity and Life Company, Venerable Insurance and Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(10)

10.18
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of May 18, 2021, entered into by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life, Insurance Athene Annuity And Life Company, Venerable Insurance And Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(11)

10.19
Note Purchase Agreement dated as of December 23, 2021 by and among Mettler-Toledo International Inc., The Lincoln National Life Insurance Company, Metropolitan Life Insurance Company, MetLife Insurance K.K., Lockheed Martin Investment Management Company, Metropolitan Tower Life Insurance Company, The Northwestern Mutual Life Insurance Company, Gibraltar Universal Life Reinsurance Company, Prudential Legacy Insurance Company of New Jersey, Prudential Universal Reinsurance Company, The Prudential Insurance Company of America, PICA Hartford Life Insurance Comfort Trust, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, and Teachers Insurance and Annuity Association of America(11)

10.20
Note Purchase Agreement dated as of December 16, 2022 by and among Mettler-Toledo International Inc., Brighthouse Life Insurance Company, Missouri Reinsurance, Inc., Homesteaders Life Company, Employers Mutual Casualty Company, John Hancock Pension Plan, EMC National Life Company, The Northwestern Mutual Investment, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Teachers Insurance and Annuity Association of America, Independent Life Insurance Company, Aaraugische Pensionskasse, BCBSM, Inc. DBA Blue Cross and Blue Shield of Minnesota, The Prudential Gibraltar Financial Life Insurance Co., LTD, The Prudential Insurance Company of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance, The Bank of New York Mellon (18)

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(12)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan, (Amended and Restated effective May 6, 2021)(13)
10.23†*	Form of Restricted Stock Unit Agreement
10.24†	Form of Performance Share Unit Agreement(19)
10.26†*	Form of Stock Option Agreement Directors
10.27†*	Form of Stock Option Agreement
10.29†*	Employee Director Share Award Agreement
10.32†	Regulations of the POBS PLUS — Incentive System for Members of the Group Management of Mettler Toledo, effective as of November 2, 2022 (20)
10.50†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(14)
10.51†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(15)
10.53†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(15)
10.52†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(14)
10.54†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(3)
10.55†	Form of Tax Equalization Agreement between Messrs, Kaltenbach, Keller, Magloth, and Mettler-Toledo International Inc., dated as of October 10, 2007(14)
10.56†	Employment Agreement between Richard Wong and Mettler-Toledo International Inc. dated as of July 8, 2008(20)
10.58†	Form of Nonqualified Performance Stock Option Agreement(4)
10.59†*	Amended Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of October 10, 2024
19.1*	Insider Trading Policy
19.2*	Insider Trading Policy for Directors, Officers, and Designated Employees
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97†	Mettler-Toledo International Inc. Compensation Recoupment (Clawback) Policy, Effective November 9, 2023(5)

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
_____________________________________
(1)Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998
(2)Incorporated by reference to the Company’s Report on Form 8-K dated June 4, 2024
(3)Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017
(4)Incorporated by reference to the Company’s Report on Form 10-K date February 9, 2024
(5)Incorporated by reference to the Company’s Report on Form 8-K dated July 2, 2014
(6)Incorporated by reference to the Company’s Report on Form 8-K dated March 31, 2015
(7)Incorporated by reference to the Company’s Report on Form 8-K dated April 18, 2019
(8)Incorporated by reference to the Company’s Report on Form 8-K dated November 6, 2019
(9)Incorporated by reference to the Company’s Report on Form 8-K dated December 16, 2020
(10)Incorporated by reference to the Company’s Report on Form 8-K dated May 20, 2021
(11)Incorporated by reference to the Company’s Report on Form 8-K dated December 29, 2021
(12)Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008
(13)Incorporated by reference to the Company’s Registration Statement on Form S-8 dated July 30, 2021 (Reg. No. 333-258294)
(14)Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2011
(15)Incorporated by reference to the Company’s Report on Form 10-Q dated July 27, 2018
(16)Incorporated by reference to the Company’s Report on Form 8-K dated April 24, 2015
(17)Incorporated by reference to the Company's Report on Form 8-K dated November 8, 2022
(18)Incorporated by reference to the Company's Report on Form 8-K dated December 23, 2022
(19)Incorporated by reference to the Company’s Report on Form 10-K dated February 11, 2022
(20)Incorporated by reference to the Company’s Report on Form 10-K dated February 10, 2023
*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 7, 2025

By:	/s/Patrick Kaltenbach
Patrick Kaltenbach
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/Patrick Kaltenbach	President and Chief Executive Officer
Patrick Kaltenbach

/s/Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/Roland Diggelmann	Director
Roland Diggelmann

/s/Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/Elisha Finney	Director
Elisha Finney

/s/Richard Francis	Director
Richard Francis

/s/Michael A. Kelly	Director
Michael A. Kelly

/s/Thomas P. Salice	Director
Thomas P. Salice

/s/Brian Shepherd	Director
Brian Shepherd

/s/Wolfgang Wienand	Director
Wolfgang Wienand

/s/Ingrid Zhang	Director
Ingrid Zhang

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mettler-Toledo International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. As described in Note 3, for the year ended December 31, 2024, the Company’s net sales were $3.9 billion, of which $2.9 billion relate to product revenue. The principal consideration for our determination that performing procedures relating to product revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to product revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the product revenue recognition process. These procedures also included, among others, testing the appropriateness of product revenue recognized for a sample of product revenue transactions by obtaining and inspecting evidence of arrangement, evidence of products delivered, and, where applicable, consideration received in exchange for those products.

/s/PricewaterhouseCoopers LLP
Columbus, Ohio
February 7, 2025

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2024	2023	2022
Net sales
Products	$2,930,228	$2,906,661	$3,118,721
Service	942,133	881,648	800,988
Total net sales	3,872,361	3,788,309	3,919,709
Cost of sales
Products	1,110,886	1,144,167	1,227,230
Service	435,892	402,856	384,437
Gross profit	2,325,583	2,241,286	2,308,042
Research and development	189,357	185,284	177,122
Selling, general, and administrative	936,303	904,106	938,461
Amortization	72,869	72,213	66,239
Interest expense	74,631	77,366	55,392
Restructuring charges	19,771	32,735	9,556
Other income, net	(4,571)	(4,146)	(9,320)
Earnings before taxes	1,037,223	973,728	1,070,592
Provision for taxes	174,083	184,950	198,090
Net earnings	$863,140	$788,778	$872,502

Basic earnings per common share:
Net earnings	$40.67	$36.10	$38.79
Weighted average number of common shares	21,221,839	21,848,122	22,491,790
Diluted earnings per common share:
Net earnings	$40.48	$35.90	$38.41
Weighted average number of common and common equivalent shares	21,320,641	21,971,528	22,718,290

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2024	2023	2022

Net earnings	$863,140	$788,778	$872,502

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16,273)	(34,366)	(63,298)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	19,836	(12,372)	10,029
Effective portion of (gains) losses included in net earnings	(23,876)	8,236	(5,775)
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(26,699)	(48,736)	70,672
Plan amendments and prior service cost	(70)	(64)	(9)
Amortization of actuarial losses (gains), plan amendments, and prior service cost	9,803	6,482	13,278
Impact of foreign currency	11,236	(11,762)	3,094
Total other comprehensive income (loss), net of tax	(26,043)	(92,582)	27,991

Comprehensive income	$837,097	$696,196	$900,493

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$59,362	$69,807
Trade accounts receivable, less allowances of $16,657 in 2024 and $20,103 in 2023	687,112	663,893
Inventories	342,274	385,865
Other current assets and prepaid expenses	105,158	110,638
Total current assets	1,193,906	1,230,203
Property, plant, and equipment, net	770,280	803,374
Goodwill	668,914	670,108
Other intangible assets, net	257,143	285,429
Deferred tax assets, net	34,586	31,199
Other non-current assets	315,170	335,242
Total assets	$3,239,999	$3,355,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$215,843	$210,411
Accrued and other liabilities	187,701	196,138
Accrued compensation and related items	184,532	160,308
Deferred revenue and customer prepayments	204,166	202,022
Taxes payable	193,328	219,984
Short-term borrowings and current maturities of long-term debt	182,623	192,219
Total current liabilities	1,168,193	1,181,082
Long-term debt	1,831,265	1,888,620
Deferred tax liabilities, net	103,953	108,679
Other non-current liabilities	263,478	327,112
Total liabilities	3,366,889	3,505,493
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 20,949,461 and 21,526,172 shares at December 31, 2024 and 2023, respectively	448	448
Additional paid-in capital	897,025	871,110
Treasury stock at cost (23,836,550 and 23,259,839 shares at December 31, 2024 and 2023, respectively)	(9,049,925)	(8,212,437)
Retained earnings	8,371,420	7,510,756
Accumulated other comprehensive income (loss)	(345,858)	(319,815)
Total shareholders’ equity	(126,890)	(149,938)
Total liabilities and shareholders’ equity	$3,239,999	$3,355,555

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	133,916	—	4,733	33,391	(4,908)	—	33,216
Repurchases of common stock	(838,010)	—	—	(1,099,998)	—	—	(1,099,998)
Share-based compensation	—	—	19,661	—	—	—	19,661
Net earnings	—	—	—	—	872,502	—	872,502
Other comprehensive income (loss), net of tax	—	—	—	—	—	27,991	27,991
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	79,076	—	2,814	21,308	(4,888)	—	19,234
Repurchases of common stock	(691,913)	—	—	(900,000)	—	—	(900,000)
Excise tax on net repurchases of common stock	—	—	—	(8,089)	—	—	(8,089)
Share-based compensation	—	—	17,928	—	—	—	17,928
Net earnings	—	—	—	—	788,778	—	788,778
Other comprehensive income (loss), net of tax	—	—	—	—	—	(92,582)	(92,582)
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	68,428	—	5,936	20,259	(2,476)	—	23,719
Repurchases of common stock	(645,139)	—	—	(849,997)	—	—	(849,997)
Excise tax on net repurchases of common stock	—	—	—	(7,750)	—	—	(7,750)
Share-based compensation	—	—	19,979	—	—	—	19,979
Net earnings	—	—	—	—	863,140	—	863,140
Other comprehensive income (loss), net of tax	—	—	—	—	—	(26,043)	(26,043)
Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$863,140	$788,778	$872,502
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	50,352	48,951	46,784
Amortization	72,869	72,213	66,239
Deferred tax provision (benefit)	(5,216)	(13,373)	26,517
Share-based compensation	19,979	17,928	19,661
Non-cash discrete tax benefit	(22,982)	—	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(52,999)	50,296	(83,417)
Inventories	24,127	71,021	(43,392)
Other current assets	(1,015)	20,666	(16,263)
Trade accounts payable	12,083	(40,554)	(13,826)
Taxes payable	(11,931)	12,260	55,859
Accruals and other	19,939	(62,312)	(71,597)
Net cash provided by operating activities	968,346	965,874	859,067
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	1,631	835	399
Purchase of property, plant, and equipment	(103,898)	(105,323)	(121,241)
Proceeds from government grant	—	6,094	29,670
Acquisitions	(10,091)	(5,811)	(37,951)
Other investing activities	(7,104)	(27,489)	(10,272)
Net cash used in investing activities	(119,462)	(131,694)	(139,395)
Cash flows from financing activities:
Proceeds from borrowings	2,156,565	2,126,797	2,307,256
Repayments of borrowings	(2,175,291)	(2,097,023)	(1,947,398)
Proceeds from exercise of stock options	23,719	19,234	33,216
Repurchases of common stock	(849,997)	(900,000)	(1,099,998)
Payments of excise tax on repurchases of common stock	(8,089)	—	—
Acquisition contingent consideration paid	—	(7,767)	(7,912)
Other financing activities	(2,884)	(826)	(1,203)
Net cash used in financing activities	(855,977)	(859,585)	(716,039)
Effect of exchange rate changes on cash and cash equivalents	(3,352)	(754)	(6,231)
Net increase (decrease) in cash and cash equivalents	(10,445)	(26,159)	(2,598)
Cash and cash equivalents:
Beginning of period	69,807	95,966	98,564
End of period	$59,362	$69,807	$95,966
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$75,937	$75,618	$52,314
Taxes	$209,374	$178,255	$114,038
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to Ukraine and the conflict in the Middle East, as well as other factors. A discussion of the Company's significant accounting policies is included in the Notes to the Consolidated Financial Statements included within this filing.
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
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term. Lease payments include both lease and non-lease components for items or activities that transfer a good or service. Vehicle lease and non-lease components are separately accounted for based on stand-alone value. Real estate lease and non-lease components are accounted for as a single component. Operating lease right-of-use assets include initial direct costs, advanced lease payments, and lease incentives.

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
Restructuring Charges
Restructuring charges include costs associated with exit and disposal activities including employee termination benefits, contract termination, and other costs associated with various cost saving initiatives undertaken by the Company.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 98,803, 123,406, and 226,500 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2024, 2023, and 2022, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 61,040, 54,840, and 42,855 shares of common stock for the years ended December 31, 2024, 2023, and 2022, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity's reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The Company adopted these annual disclosure requirements on a retrospective basis in 2024. See Note 18 for the required reportable segments disclosures.
In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which enhances income tax disclosures, especially related to the rate reconciliation and income taxes paid information. The Company will adopt the annual disclosure requirements in 2025 and is currently evaluating the impact of this guidance on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses, which requires disclosures about the nature of expenses presented on the face of the income statement. The Company will adopt the annual disclosure requirements in 2027 and is currently evaluating the impact of this guidance on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,042,479	$174,484	$593,502	$565,118	$554,645	$2,930,228
Service Revenue:
Point in time	290,266	31,746	176,459	45,587	140,162	684,220
Over time	96,757	12,350	88,041	17,742	43,023	257,913
Total	$1,429,502	$218,580	$858,002	$628,447	$737,830	$3,872,361

Twelve months ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,039,766	$147,792	$542,707	$656,834	$519,562	$2,906,661
Service Revenue:
Point in time	279,234	29,917	170,343	45,127	131,214	655,835
Over time	84,919	10,970	79,857	16,857	33,210	225,813
Total	$1,403,919	$188,679	$792,907	$718,818	$683,986	$3,788,309

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Twelve months ended December 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,113,983	$139,490	$581,168	$777,276	$506,804	$3,118,721
Service Revenue:
Point in time	256,837	27,800	134,781	46,931	121,786	588,135
Over time	73,640	8,829	83,982	17,319	29,083	212,853
Total	$1,444,460	$176,119	$799,931	$841,526	$657,673	$3,919,709
The Company's global revenue mix by product category for the year ended December 31, 2024 is laboratory (56% of sales), industrial (39% of sales), and retail (5% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2024	2023	2022
Laboratory	$2,185,979	$2,068,807	$2,230,381
Industrial	1,490,026	1,490,445	1,510,554
Retail	196,356	229,057	178,774
Total net sales	$3,872,361	$3,788,309	$3,919,709
A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2024	2023	2022
Americas	$1,606,292	$1,568,210	$1,582,493
Europe	1,100,399	1,015,498	1,014,360
Asia/Rest of World	1,165,670	1,204,601	1,322,856
Total	$3,872,361	$3,788,309	$3,919,709
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2024 and 2023 was $32.6 million and $35.7 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2024	2023	2022
Beginning balances as of January 1	$202,022	$192,759	$192,648
Customer prepayments/deferred revenue	656,890	670,178	731,482
Revenue recognized	(643,067)	(663,165)	(720,362)
Foreign currency translation	(11,679)	2,250	(11,009)
Ending balance as of December 31	$204,166	$202,022	$192,759

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
4.    ACQUISITIONS
In 2024, the Company incurred acquisition payments totaling $10.1 million. The Company recorded $2.5 million of identified intangibles primarily pertaining to technology in connection with these acquisitions, which will be amortized on a straight-line basis over 5 years. Goodwill recorded in connection with these acquisitions totaled $5.9 million.
In 2023 and 2022, the Company also incurred additional acquisition payments totaling $5.8 million and $38.0 million, respectively, associated with other immaterial acquisitions.
In March 2021, the Company acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. The initial cash payment was $185.0 million and the Company made other post-closing payments of $7.4 million, as well as additional consideration of $20.0 million.
The Company paid $10.0 million for contingent consideration in both 2022 and 2023. In 2022, $7.9 million is included in financing activities and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows. In 2023, the final contingent consideration payment was made relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
5.    INVENTORIES
Inventories consisted of the following at December 31:

	2024	2023
Raw materials and parts	$161,416	$180,352
Work-in-progress	69,488	81,181
Finished goods	111,370	124,332
Total inventory	$342,274	$385,865
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
The Company amended all active cross currency swap agreements in 2023 to replace all references of LIBOR to SOFR as the interest rate benchmark to align with the amendment to the Company's Credit Facility Agreement, as discussed in Note 10 to the consolidated financial statements. As part of these amendments, the corresponding fixed Swiss franc interest rates were amended as well to reflect the change in the benchmark.
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2024 and 2023 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $5.5 million based upon interest rates at December 31, 2024 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2024, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2024 and 2023, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income), net a net gain of $2.0 million and net losses of $19.7 million and $21.6 million during the years ended December 31, 2024, 2023, and 2022, respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2024 and 2023, these contracts had a notional value of $788.6 million and $793.9 million, respectively.
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

7.    FAIR VALUE MEASUREMENTS
At December 31, 2024 and 2023, the Company had derivative assets totaling $9.2 million and $8.3 million, respectively, and derivative liabilities totaling $8.5 million and $25.2 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2024 and 2023.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2024 and 2023. The Company does not have any assets or liabilities which are categorized as Level 1.

	2024	2023	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$7,949	$8,330	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreement	855	—	Other current assets and prepaid expenses
Cross currency swap agreement	398	—	Other non-current assets
Total derivative assets	$9,202	$8,330

Foreign currency forward contracts not designated as hedging instruments	$4,078	$8,245	Accrued and other liabilities
Cash flow hedges:
Cross currency swap agreements	—	2,678	Accrued and other liabilities
Cross currency swap agreements	4,463	14,270	Other non-current liabilities
Total derivative liabilities	$8,541	$25,193
The Company had $3.7 million and $4.0 million of cash equivalents at December 31, 2024 and 2023, respectively, the fair value of which is determined using Level 2 inputs through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt is less than the carrying value by approximately $202.6 million as of December 31, 2024. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the period ended December 31, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
During the period ended December 31, 2023, the final contingent consideration payment of $10.0 million was made relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2024	2023
Land	$61,693	$64,870
Building and leasehold improvements	404,699	407,836
Machinery and equipment	511,411	527,038
Computer software	489,387	507,464
Property, plant, and equipment, gross	1,467,190	1,507,208
Less accumulated depreciation and amortization	(696,910)	(703,834)
Property, plant, and equipment, net	$770,280	$803,374

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2024	2023
Balance at beginning of year	$670,108	$660,170
Goodwill acquired	5,897	2,810
Goodwill disposed	(175)	—
Foreign currency translation	(6,916)	7,128
Balance at year end	$668,914	$670,108

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2024. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2024			2023
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$289,178	$(116,812)	$172,366	$294,180	$(107,665)	$186,515
Proven technology and patents	123,971	(80,634)	43,337	129,227	(75,014)	54,213
Tradenames (finite life)	7,853	(5,308)	2,545	7,908	(4,535)	3,373
Tradenames (indefinite life)	35,088	—	35,088	36,320	—	36,320
Other	12,426	(8,619)	3,807	13,236	(8,228)	5,008
	$468,516	$(211,373)	$257,143	$480,871	$(195,442)	$285,429
The Company recognized amortization expense associated with the above intangible assets of $27.1 million, $27.6 million, and $26.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $26.0 million for 2025, $22.0 million for 2026, $20.7 million for 2027, $19.4 million for 2028, and $17.6 million for 2029. The finite-lived intangible assets are amortized on a straight-line

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $25.9 million, $20.1 million after tax, $26.4 million, $20.5 million after tax, and $25.5 million, $19.8 million after tax, for the years ended December 31, 2024, 2023, and 2022, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in property, plant, and equipment in Note 8, of $45.6 million, $44.4 million, and $39.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

10.    DEBT
Debt consisted of the following at December 31:

	2024	2023
3.84% $125 million 10-year Senior Notes due September 19, 2024	—	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	129,840	137,966
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	140,227	149,003
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	129,840	137,966
Senior Notes debt issuance costs, net	(4,260)	(4,019)
Total Senior Notes	1,220,647	1,370,916
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	730,203	638,445
Other local arrangements	63,038	71,478
Total debt	2,013,888	2,080,839
Less: current portion	(182,623)	(192,219)
Total long-term debt	$1,831,265	$1,888,620

(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
At December 31, 2024, the interest payments associated with 73% of the Company’s debt are fixed obligations. The Company’s weighted average interest rate was 3.6% for both years ended December 31, 2024 and 2023.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. In December 2021, the Company amended all of its U.S. Senior Note agreements to conform to the financial covenants in the underlying agreements. The amended agreements require the Company to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement has several events of default, with customary grace periods as applicable. The Company was in compliance with its covenants at December 31, 2024.
Total issuance costs of approximately $4.3 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various terms.
In January 2025, the Company entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company and the terms are consistent with the previous Notes as described above. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
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
The Company has designated its EUR 125 million 1.47% Euro Senior Notes, EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $25.0 million, an unrealized loss of $12.9 million, and an unrealized gain of $24.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company has an unrealized gain of $42.3 million associated with these net investment hedges recorded in accumulated other comprehensive income (loss) as of December 31, 2024.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Credit Agreement
On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of December 31, 2024, the Company had $615.3 million of additional borrowings available under its Credit Agreement.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of May 30, 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of December 31, 2024. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable. The Company incurred approximately $0.2 million of debt extinguishment costs during 2024 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2024 associated with the Credit Agreement, which will be amortized to interest expense through 2029.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2024.

11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2024, 3,387,431 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Share Repurchase Program
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $1.7 billion of remaining availability as of December 31, 2024. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 32.4 million of common shares since the inception of the program in 2004 through December 31, 2024, at a total cost of $9.8 billion. The Company spent $850.0 million, $900 million, and $1.1 billion during 2024, 2023, and 2022, respectively, on the repurchase of 645,139 shares, 691,913 shares, and 838,010 shares at an average price per share of $1,317.52, $1,300.72, and $1,312.61, respectively. The Company reissued 68,428 shares, 79,076 shares, and 133,916 shares held in treasury for the exercise of stock options and restricted stock units during 2024, 2023, and 2022, respectively. In addition, we incurred $7.8 million and $8.1 million of excise tax during the years ended December 31, 2024 and 2023, respectively, related to the Inflation Reduction Act, which is reflected as a reduction in shareholders' equity in our consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the periods ended December 31, 2024, 2023, and 2022:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	70,663	70,663
Net unrealized gains (loss) on cash flow hedging arrangements	—	10,029	—	10,029
Foreign currency translation adjustment	(63,298)	—	3,094	(60,204)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,775)	13,278	7,503
Net change in other comprehensive income (loss), net of tax	(63,298)	4,254	87,035	27,991
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(48,800)	(48,800)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(12,372)	—	(12,372)
Foreign currency translation adjustment	(34,366)	—	(11,762)	(46,128)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	8,236	6,482	14,718
Net change in other comprehensive income (loss), net of tax	(34,366)	(4,136)	(54,080)	(92,582)
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(26,769)	(26,769)
Net unrealized gains (loss) on cash flow hedging arrangements	—	19,836	—	19,836
Foreign currency translation adjustment	(16,273)	—	11,236	(5,037)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(23,876)	9,803	(14,073)
Net change in other comprehensive income (loss), net of tax	(16,273)	(4,040)	(5,730)	(26,043)
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$—	$—	$352	Interest expense
Cross currency swap	(29,476)	10,168	(7,454)	(a)
Total before taxes	(29,476)	10,168	(7,102)
Provision for taxes	(5,600)	1,932	(1,327)	Provision for taxes
Total, net of taxes	$(23,876)	$8,236	$(5,775)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$12,371	$8,240	$16,896	(b)
Provision for taxes	2,568	1,758	3,618	Provision for taxes
Total, net of taxes	$9,803	$6,482	$13,278
(a)The cross currency swap reflects an unrealized gain of $18.1 million and unrealized loss of $21.1 million and unrealized gain of $2.7 million recorded in other charges (income) during the years ended December 31, 2024, 2023, and 2022, respectively, that was offset by the underlying unrealized gain or loss on the hedged debt. The cross currency swap also reflects a realized gain of $11.4 million, $10.9 million, and $4.8 million recorded in interest expense during the years ended December 31, 2024, 2023, and 2022, respectively.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2023 through December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	259,958	$743.30	$127.2
Granted	17,170	1,260.97
Exercised	(59,443)	382.69
Forfeited	(372)	1,225.87
Expired	(36)	1,484.40
Outstanding at December 31, 2024	217,277	$881.92	$79.6
Options exercisable at December 31, 2024	156,503	$765.33	$74.7
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2024 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

85,762	$556.79	2.85	85,762
53,015	$903.76	5.34	47,021
78,500	$1,222.38	8.41	23,720
217,277		5.46	156,503
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2024, 2023, and 2022 was $494.81, $400.30, and $447.52, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.31%	4.64%	4.35%
Expected life in years	6.8	6.7	6.4
Expected volatility	28%	27%	26%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was approximately $62.9 million, $68.7 million, and $121.3 million, respectively.
In November 2023, the Company also granted 7,137 performance options with a grant-date fair value of $2.9 million upon achievement of the performance target. The performance target is based on the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Company’s cumulative average local currency sales growth rate over the four-year period ending December 31, 2027. If the performance target is met, the performance options cliff vest at the conclusion of the four-year period and will settle based upon actual performance ranging from zero to 150% of the target. Compensation expense is recognized over the four-year period based on the estimated actual performance relative to the target.
The compensation expense for options recognized during the years ended December 31, 2024, 2023, and 2022 was $8.4 million, $6.0 million, and $7.8 million, respectively.
The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2023 through December 31, 2024:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	26,739	$32.4	10,411	$12.6
Granted	9,649		3,149
Adjustment for performance results achieved(1)	—		(3,047)
Vested	(8,889)		(98)
Forfeited	(2,071)		—
Outstanding at December 31, 2024	25,428	$31.1	10,415	$12.7
(1) 2020 performance share units vested in the first quarter 2024.
The weighted average grant-date fair value of the restricted stock units granted during the years ended 2024, 2023, and 2022 was $1,260.96, $1,029.48, and $1,230.18 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $12.2 million for 2024, $12.8 million for 2023, and $10.8 million for 2022 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was approximately $8.7 million, $8.6 million, and $8.2 million, respectively. Approximately $8.3 million, $8.8 million, and $7.9 million of compensation expense was recognized during the years ended December 31, 2024, 2023, and 2022, respectively.
The Company granted performance share units with a market condition during 2024, 2023, and 2022. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Health Care and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2024, the market conditions for the 2021 performance share units were not met. Accordingly, in January 2025, nothing vested and there was no payout. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.24%	4.71%	4.58%
Expected life in years	3	3	3
Expected volatility	28%	27%	26%
Expected dividend yield	—	—	—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

As of the date granted, the fair value of the performance share units granted was $1,153.99 for 2024, $1,103.23 for 2023, and $1,357.26 for 2022. The total fair value of the performance share units on the date of the grant was $3.6 million, $3.3 million, and $3.2 million for 2024, 2023, and 2022, respectively, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
The compensation expense for performance share units recognized during the years ended December 31, 2024, 2023, and 2022 was $3.3 million, $3.1 million, and $4.0 million, respectively.
At December 31, 2024, a total of 2,841,580 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2024, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $35.7 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.0 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $18.7 million, $20.1 million, and $22.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2024 and 2023:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$108,546	$110,293	$917,321	$785,295	$614	$670	$1,026,481	$896,258
Service cost, gross	1,587	1,155	35,403	33,159	—	—	36,990	34,314
Interest cost	4,766	5,023	17,792	19,991	26	28	22,584	25,042
Actuarial losses (gains)	(6,473)	552	69,564	65,734	13	372	63,104	66,658
Plan amendments and other	—	—	101	—	—	—	101	—
Benefits paid	(8,545)	(8,477)	(53,103)	(53,164)	(132)	(456)	(61,780)	(62,097)
Impact of foreign currency	—	—	(62,209)	66,306	—	—	(62,209)	66,306
Benefit obligation at end of year	$99,881	$108,546	$924,869	$917,321	$521	$614	$1,025,271	$1,026,481
Change in plan assets:
Fair value of plan assets at beginning of year	$86,061	$87,341	$1,010,177	$894,865	$—	$—	$1,096,238	$982,206
Actual return on plan assets	7,788	7,083	64,883	38,133	—	—	72,671	45,216
Employer contributions	5,216	114	26,088	26,414	132	456	31,436	26,984
Plan participants’ contributions	—	—	19,287	19,214	—	—	19,287	19,214
Benefits paid	(8,545)	(8,477)	(53,103)	(53,164)	(132)	(456)	(61,780)	(62,097)
Impact of foreign currency	—	—	(69,903)	84,715	—	—	(69,903)	84,715
Fair value of plan assets at end of year	$90,520	$86,061	$997,429	$1,010,177	$—	$—	$1,087,949	$1,096,238
Funded status	$(9,361)	$(22,485)	$72,560	$92,856	$(521)	$(614)	$62,678	$69,757
The change in the benefit obligation for 2024 is primarily related to a decrease of the non-U.S. discount rates and currency translation, offset in part by higher asset returns.
The accumulated benefit obligations at December 31, 2024 and 2023 were $99.9 million and $108.5 million, respectively, for the U.S. defined benefit pension plan and $781.1 million and $775.1 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2024 were $146.0 million, $118.0 million, and $51.1 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2023 were $137.5 million, $126.5 million, and $28.2 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Other non-current assets	$—	$—	$174,006	$202,119	$—	$—	$174,006	$202,119
Accrued and other liabilities	(139)	(124)	(5,201)	(5,368)	(94)	(106)	(5,434)	(5,598)
Pension and other post-retirement liabilities	(9,223)	(22,361)	(95,276)	(103,895)	(426)	(508)	(104,925)	(126,764)
Accumulated other comprehensive loss (income)	36,760	47,631	238,408	222,346	74	19	275,242	269,996
Total	$27,398	$25,146	$311,937	$315,202	$(446)	$(595)	$338,889	$339,753
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes at December 31, 2024 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total		Total, After Tax
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Plan amendments and prior service cost	$—	$—	$(16,140)	$(21,755)	$(202)	$(276)	$(16,342)	$(22,031)	$(13,188)	$(18,212)
Actuarial losses (gains)	36,760	47,631	254,548	244,101	276	295	291,584	292,027	232,056	$231,446
Total	$36,760	$47,631	$238,408	$222,346	$74	$19	$275,242	$269,996	$218,868	$213,234
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2024:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(8,789)	$41,766	$13	$32,990	$26,769
Plan amendment	—	—	—	—	—
Amortization of:
Actuarial (losses) gains	(2,082)	(14,343)	(32)	(16,457)	(13,060)
Plan amendments and prior service cost	—	3,987	75	4,062	3,257
Impact of foreign currency	—	(14,835)	—	(14,835)	(11,236)
Total	$(10,871)	$16,575	$56	$5,760	$5,730
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Discount rate	5.34%	4.68%	1.57%	2.07%
Compensation increase rate	n/a	n/a	0.81%	0.84%
Expected long-term rate of return on plan assets	6.75%	6.75%	4.06%	3.84%
Interest crediting rate	n/a	n/a	1.50%	1.50%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Discount rate	4.68%	4.87%	2.57%	2.07%	2.57%	0.40%
Compensation increase rate	n/a	n/a	n/a	0.84%	0.87%	0.85%
Expected long-term rate of return on plan assets	6.75%	6.75%	5.75%	3.84%	3.84%	3.78%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost, net	$1,587	$1,155	$1,665	$16,116	$13,945	$19,040	$—	$—	$—	$17,703	$15,100	$20,705
Interest cost on projected benefit obligations	4,766	5,023	2,696	17,792	19,991	5,927	26	28	12	22,584	25,042	8,635
Expected return on plan assets	(5,472)	(5,532)	(6,189)	(37,084)	(34,675)	(36,308)	—	—	—	(42,556)	(40,207)	(42,497)
Recognition of actuarial losses/(gains) and prior service cost	2,082	2,192	2,337	10,356	6,061	14,665	(43)	(76)	(106)	12,395	8,177	16,896
Net periodic pension cost/(benefit)	$2,963	$2,838	$509	$7,180	$5,322	$3,324	$(17)	$(48)	$(94)	$10,126	$8,112	$3,739
The projected post-retirement benefit obligation was principally determined using discount rates of 5.02% in 2024 and 4.49% in 2023. Net periodic post-retirement benefit cost was principally determined using discount rates of 4.49% in 2024, 4.67% in 2023, and 1.94% in 2022.
The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 40-60% in equity securities, 23-33% in fixed income securities, and 15-25% in other types of investments. International plan assets relate primarily to the Company’s Swiss pension plan with target allocations of 24-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2024				December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$48,420	$—	$—	$48,420	$48,710	$—	$—	$48,710
Equity Securities:
Mettler-Toledo Stock	2,632	—	—	2,632	2,606	—	—	2,606
Equity Mutual Funds:
U.S.(1)	5,948	25,324	—	31,272	5,831	24,856	—	30,687
International(2)	290,027	9,802	—	299,829	294,703	10,314	—	305,017
Emerging Markets(3)	20,536	—	—	20,536	19,941	—	—	19,941
Fixed Income Securities:
Corporate/Government Bonds(4)	92,878	—	—	92,878	91,495	—	—	91,495
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	24,493	2,073	26,566	—	25,458	1,972	27,430
Core Bond(6)	134,891	54,771	—	189,662	144,948	57,286	—	202,234
Real Asset Mutual Funds:
Real Estate(7)	—	183,332	—	183,332	—	186,804	—	186,804
Commodities(8)	62,401	—	—	62,401	50,109	—	—	50,109
Other Types of Investments:
Debt Securities (9)	41,989	—	—	41,989	45,156	—	—	45,156
Global Allocation Funds(10)	4,505	—	—	4,505	4,326	—	—	4,326
Multi-Strategy Fund of Hedge Funds (11)	—	20,837	—	20,837	—	22,336	—	22,336
Insurance Linked Securities(12)	669	—	—	669	2,870	—	—	2,870
Total assets in fair value hierarchy	$704,896	$318,559	$2,073	$1,025,528	$710,695	$327,054	$1,972	$1,039,721
Investments measured at net asset value:
Emerging Markets (13)				6,093				6,444
Multi-Strategy Fund of Hedge Funds (13)				56,328				50,073
Total pension assets at fair value				$1,087,949				$1,096,238
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
The following table presents a roll-forward of activity for the years ended December 31, 2024 and 2023 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2022	$1,775
Actual return on plan assets related to assets held at end of year	31
Purchases	91
Impact of foreign currency	75
Balance at December 31, 2023	$1,972
Actual return on plan assets related to assets held at end of year	42
Purchases	159
Sales	(8)
Impact of foreign currency	(92)
Balance at December 31, 2024	$2,073
There were no transfers between any asset levels during the years ended December 31, 2024 and 2023.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits, Net of Subsidy	Total
2025	$8,769	$53,191	$94	$62,054
2026	8,757	52,880	83	61,720
2027	8,720	54,310	73	63,103
2028	8,665	54,924	64	63,653
2029	8,567	56,553	56	65,176
2030-2034	39,728	267,027	183	306,938
In 2025, the Company expects to make employer contributions of approximately $0.1 million to its U.S. pension plan, $25.4 million to its non-U.S. pension plan, and approximately $0.1 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2024	2023	2022
United States	$128,053	$142,078	$144,107
Non-United States	909,170	831,650	926,485
Earnings before taxes	$1,037,223	$973,728	$1,070,592

The provision for taxes consists of:

	Current	Deferred	Total
Year ended December 31, 2024:
United States federal	$13,591	$(6,881)	$6,710
United States state and local	5,782	973	6,755
Non-United States	159,926	692	160,618
Total	$179,299	$(5,216)	$174,083
Year ended December 31, 2023:
United States federal	$20,036	$(10,949)	$9,087
United States state and local	8,946	(838)	8,108
Non-United States	169,341	(1,586)	167,755
Total	$198,323	$(13,373)	$184,950
Year ended December 31, 2022:
United States federal	$363	$9,710	$10,073
United States state and local	4,893	1,282	6,175
Non-United States	166,317	15,525	181,842
Total	$171,573	$26,517	$198,090

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2024, 2023, and 2022 to earnings before taxes as a result of the following:

	2024	2023	2022
Expected tax	$217,817	$204,483	$224,825
United States state and local income taxes, net of federal income tax benefit	5,504	6,858	5,132
Non-United States income taxes at other than U.S. federal rate	(21,489)	(14,611)	(3,055)
Excess tax benefits from stock option exercises	(11,875)	(13,674)	(22,965)
Benefit related to the settlement of a tax audit	(22,982)	—	—
Other, net	7,108	1,894	(5,847)
Total provision for taxes	$174,083	$184,950	$198,090
The Company’s reported effective tax rate was 16.8% in 2024, 19.0% in 2023, and 18.5% in 2022. The reported tax rate in 2024 includes a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2024	2023
Deferred tax assets:
Inventory	$26,803	$24,969
Lease liability, accrued and other liabilities	100,030	92,601
Accrued post-retirement benefit and pension costs	27,972	34,015
Net operating loss and other tax carryforwards	44,464	43,036
Swiss tax reform intangible assets	51,662	55,767
Other	10,460	6,726
Total deferred tax assets	261,391	257,114
Less valuation allowance	(73,171)	(73,460)
Total deferred tax assets less valuation allowance	188,220	183,654
Deferred tax liabilities:
Inventory	10,416	12,095
Lease right-of-use assets and other assets	25,990	26,510
Property, plant, and equipment	85,189	83,326
Acquired intangibles amortization	64,627	62,479
Prepaid post-retirement benefit and pension costs	43,547	49,918
International earnings	16,367	19,641
Unrealized currency gains	11,451	7,165
Total deferred tax liabilities	257,587	261,134
Net deferred tax (liability) asset	$(69,367)	$(77,480)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2024	2023
Unrecognized tax benefits at beginning of year	$58,225	$50,822
Increases related to current tax positions	10,399	5,867
Decreases related to prior year tax positions	(1,169)	(2,641)
Decreases related to the settlement of a tax audit	(19,980)	—
Impact of foreign currency	(2,040)	4,177
Unrecognized tax benefits at end of year	$45,435	$58,225
Included in the balance of unrecognized tax benefits at December 31, 2024 and 2023 were $45.4 million and $58.2 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. During year ended December 31, 2024, the Company's unrecognized tax benefits were reduced by $20.0 million plus accrued interest of $3.0 million pertaining to the settlement of a tax audit. Other increases and decreases related to current and prior year tax positions during 2024 and 2023 primarily relate to non-United States income taxes. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2024 and 2023 was $9.4 million and $10.9 million, respectively.
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
As of December 31, 2024, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2018, the United States after 2016, France after 2021, Switzerland after 2021, the United Kingdom after 2020, and China after 2020. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $4.6 million, $4.1 million, and $9.3 million in 2024, 2023, and 2022, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $7.7 million, $7.6 million, and $16.9 million in 2024, 2023, and 2022, respectively. Other charges (income), net also includes acquisition costs, for which there were $0.3 million in 2024 and $0.9 million in 2022.

16.    LEASES
The Company’s operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2024	2023	Balance Sheet Location
Right-of-use assets, net	$112,735	$114,392	Other non-current assets

Current lease liability	$29,815	$28,516	Accrued and other liabilities
Non-current lease liability	87,370	86,930	Other non-current liabilities
Total operating lease liability	$117,185	$115,446
As of December 31, 2024, the Company had not entered into any material real estate operating leases expected to commence in 2025.
For the years ended December 31, 2024, 2023 and 2022, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

	2024	2023	2022
Operating lease expense	$39,424	$37,849	$37,145
Variable lease expense	9,841	7,022	4,649
Short-term lease expense	1,228	1,004	958
Total lease expense	$50,493	$45,875	$42,752

Weighted average remaining lease term	5.9 years	6.5 years	7.9 years
Weighted average discount rate	4.4%	4.0%	2.9%
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $33.8 million, $34.4 million, and $34.6 million, offset by a change in the lease liability of $33.7 million, $33.4 million, and $34.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively. Lease payments within operating activities were $36.6 million, $36.6 million, and $35.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $23.5 million, $34.5 million, and $27.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2025	$34,356
2026	27,642
2027	19,210
2028	13,043
2029	8,940
Thereafter	30,520
Total lease payments	133,711
Less imputed interest	(16,526)
Total operating lease liability	$117,185

17.    COMMITMENTS AND CONTINGENCIES
Legal
The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

18.    SEGMENT REPORTING
The Company has five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other Operations. U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production, and marketing of precision instruments, including weighing, analytical, and measurement technologies for use in a variety of laboratory and industrial applications. Chinese Operations represent the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operations that exist outside these reportable segments are included in Other Operations.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Our reportable segments comprise the structure used by our Chief Executive Officer, who is our Chief Operating Decision Maker (CODM), to make key operating decisions and assess performance. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development and selling, general, and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net, and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

Year ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,429,502	$218,580	$858,002	$628,447	$737,830	$—	$3,872,361
Net sales to other segments	153,759	801,749	185,321	320,196	21,738	(1,482,763)	—
Total net sales	1,583,261	1,020,329	1,043,323	948,643	759,568	(1,482,763)	3,872,361
Segment cost of sales(c)	690,498	498,505	486,823	422,130	421,489
Segment period expense(d)	499,698	241,178	350,199	180,713	213,895
Unallocated expense / eliminations						150,073
Segment profit	$393,065	$280,646	$206,301	$345,800	$124,184	$(150,073)	$1,199,923

Year ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,403,919	$188,679	$792,907	$718,818	$683,986	$—	$3,788,309
Net sales to other segments	137,192	761,114	188,963	278,027	20,600	(1,385,896)	—
Total net sales	1,541,111	949,793	981,870	996,845	704,586	(1,385,896)	3,788,309
Segment cost of sales(c)	689,004	436,494	455,596	448,341	400,634
Segment period expense(d)	487,055	231,818	347,601	181,410	197,714
Unallocated expense / eliminations						146,642
Segment profit	$365,052	$281,481	$178,673	$367,094	$106,238	$(146,642)	$1,151,896

Year ended December 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,444,460	$176,119	$799,931	$841,526	$657,673	$—	$3,919,709
Net sales to other segments	156,884	839,951	196,900	308,164	3,959	(1,505,858)	—
Total net sales	1,601,344	1,016,070	996,831	1,149,690	661,632	(1,505,858)	3,919,709
Segment cost of sales(c)	736,798	487,642	488,153	530,270	380,360
Segment period expense(d)	506,744	218,584	334,326	195,258	190,950
Unallocated expense / eliminations						164,023
Segment profit	$357,802	$309,844	$174,352	$424,162	$90,322	$(164,023)	$1,192,459
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
(c)Segment cost of sales includes variable production and other costs.
(d)Segment period expense includes certain manufacturing, field service costs, research and development, and selling, general and administrative costs.
A reconciliation of segment profit to earnings before taxes follows:

	2024	2023	2022
Segment profit	1,199,923	1,151,896	1,192,459
Amortization	(72,869)	(72,213)	(66,239)
Interest expense	(74,631)	(77,366)	(55,392)
Restructuring charges	(19,771)	(32,735)	(9,556)
Other income, net	4,571	4,146	9,320
Earnings before taxes	1,037,223	973,728	1,070,592

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the additional disclosures for the Company’s reportable segments:

Year ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$16,970	$7,086	$5,339	$9,434	$5,353	$6,170	$50,352
Total assets	$4,081,688	$3,780,506	$1,505,017	$854,023	$416,314	$(7,397,549)	$3,239,999
Purchase of property, plant, and equipment	$(16,542)	$(9,504)	$(6,340)	$(14,355)	$(11,683)	$(45,474)	$(103,898)
Goodwill	$532,394	$25,601	$97,426	$597	$12,896	$—	$668,914

Year ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$15,863	$7,017	$5,351	$9,609	$4,297	$6,814	$48,951
Total assets	$3,848,003	$3,554,911	$1,533,297	$989,955	$408,200	$(6,978,811)	$3,355,555
Purchase of property, plant, and equipment	$(36,269)	$(8,030)	$(5,052)	$(10,133)	$(12,380)	$(33,459)	$(105,323)
Goodwill	$526,392	$27,532	$101,653	$621	$13,910	$—	$670,108

Year ended December 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$14,582	$6,644	$4,970	$9,699	$4,176	$6,713	$46,784
Total assets	$3,574,842	$2,968,539	$1,314,332	$1,234,303	$388,639	$(5,988,260)	$3,492,395
Purchase of property, plant, and equipment	$(55,464)	$(7,690)	$(5,110)	$(12,418)	$(6,268)	$(34,291)	$(121,241)
Goodwill	$524,470	$25,058	$96,077	$641	$13,924	$—	$660,170
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these end-customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, and preventative maintenance, and spare parts. A breakdown of the Company’s sales by product category is disclosed in Note 3 to the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2024	2023	2022	2024	2023
United States	$1,358,761	$1,346,468	$1,363,335	$216,317	$224,696
Other Americas	247,531	221,742	219,158	12,485	13,152
Total Americas	1,606,292	1,568,210	1,582,493	228,802	237,848
Germany	236,292	221,482	219,813	31,320	36,123
France	152,821	139,304	147,430	19,706	22,684
United Kingdom	84,438	79,455	85,382	28,056	30,651
Switzerland	93,599	91,564	80,891	310,775	332,136
Other Europe	533,249	483,693	480,844	25,969	19,285
Total Europe	1,100,399	1,015,498	1,014,360	415,826	440,879
China	621,794	707,592	823,842	89,733	87,972
Rest of World	543,876	497,009	499,014	35,919	36,675
Total Asia/Rest of World	1,165,670	1,204,601	1,322,856	125,652	124,647
Total	$3,872,361	$3,788,309	$3,919,709	$770,280	$803,374

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2024	$73,460	$3,312	$37	$3,638	$73,171
Year ended December 31, 2023	$62,615	$7,548	$4,149	$852	$73,460
Year ended December 31, 2022	$51,126	$6,103	$6,284	$898	$62,615
_______________________________________
Note (A)
Amounts in 2024 primarily relate to changes in foreign currency. Amounts in 2023 primarily relate to changes in foreign currency.
Note (B)
Amounts in 2024 primarily relate to changes in foreign currency state tax net operating losses and credits. The amounts in 2023 primarily relate to changes in the state tax net operating losses and credits. Amounts in 2022 primarily relate to changes in foreign currency.

S-1