Form 10-Q
period 2025-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2025-05-02
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025, OR
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

The Registrant had 20,782,786 shares of Common Stock outstanding at March 31, 2025.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2025 and 2024
(In thousands, except share data)
(unaudited)

	March 31, 2025	March 31, 2024
Net sales
Products	$649,950	$700,968
Service	233,794	224,981
Total net sales	883,744	925,949
Cost of sales
Products	249,774	271,927
Service	108,091	105,889
Gross profit	525,879	548,133
Research and development	46,346	46,415
Selling, general and administrative	242,799	234,390
Amortization	17,193	18,228
Interest expense	16,653	19,232
Restructuring charges	3,767	9,664
Other charges (income), net	(2,821)	(343)
Earnings before taxes	201,942	220,547
Provision for taxes	38,355	43,038
Net earnings	$163,587	$177,509

Basic earnings per common share:
Net earnings	$7.84	$8.28
Weighted average number of common shares	20,868,873	21,437,673

Diluted earnings per common share:
Net earnings	$7.81	$8.24
Weighted average number of common and common equivalent shares	20,945,188	21,543,313

Total comprehensive income, net of tax (Note 9)	$158,346	$199,250

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024
(In thousands, except share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$64,291	$59,362
Trade accounts receivable, less allowances of $15,995 at March 31, 2025
and $16,657 at December 31, 2024	638,390	687,112
Inventories	358,786	342,274
Other current assets and prepaid expenses	103,328	105,158
Total current assets	1,164,795	1,193,906
Property, plant and equipment, net	778,004	770,280
Goodwill	673,246	668,914
Other intangible assets, net	251,801	257,143
Deferred tax assets, net	35,673	34,586
Other non-current assets	331,160	315,170
Total assets	$3,234,679	$3,239,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$201,423	$215,843
Accrued and other liabilities	182,086	187,701
Accrued compensation and related items	134,075	184,532
Deferred revenue and customer prepayments	232,833	204,166
Taxes payable	216,423	193,328
Short-term borrowings and current maturities of long-term debt	182,855	182,623
Total current liabilities	1,149,695	1,168,193
Long-term debt	1,891,240	1,831,265
Deferred tax liabilities, net	103,857	103,953
Other non-current liabilities	271,869	263,478
Total liabilities	3,416,661	3,366,889
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 20,782,786 and 20,949,461 shares at March 31, 2025 and December 31, 2024, respectively	448	448
Additional paid-in capital	903,060	897,025
Treasury stock at cost (24,003,225 shares at March 31, 2025 and 23,836,550 shares at December 31, 2024)	(9,269,382)	(9,049,925)
Retained earnings	8,534,991	8,371,420
Accumulated other comprehensive loss	(351,099)	(345,858)
Total shareholders’ equity	(181,982)	(126,890)
Total liabilities and shareholders’ equity	$3,234,679	$3,239,999

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2025 and 2024
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options, restricted stock units and performance stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(2,083)	—	—	(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)

Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options, restricted stock units and performance stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,026)	—	—	(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net earnings	$163,587	$177,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,464	12,522
Amortization	17,193	18,228
Deferred tax provision (benefit)	(879)	(2,063)
Share-based compensation	5,139	4,722
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	59,231	(1,708)
Inventories	(9,917)	(3,954)
Other current assets	(1,778)	(7,469)
Trade accounts payable	(16,111)	(15,944)
Taxes payable	18,213	16,632
Accruals and other	(52,693)	(8,488)
Net cash provided by operating activities	194,449	189,987
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,255)	(17,391)
Acquisitions	—	(1,000)
Other investing activities	10,348	9,456
Net cash used in investing activities	(6,907)	(8,935)
Cash flows from financing activities:
Proceeds from borrowings	512,496	449,863
Repayments of borrowings	(479,326)	(418,280)
Proceeds from stock option exercises	2,198	1,831
Repurchases of common stock	(218,749)	(212,499)
Other financing activities	(764)	—
Net cash used in financing activities	(184,145)	(179,085)

Effect of exchange rate changes on cash and cash equivalents	1,532	(1,583)

Net (decrease) increase in cash and cash equivalents	4,929	384

Cash and cash equivalents:
Beginning of period	59,362	69,807
End of period	$64,291	$70,191

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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2025 and through the date of this report. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to global trade/tariffs, and the conflicts in Ukraine and the Middle East, as well as other factors.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials and parts	$171,265	$161,416
Work-in-progress	74,706	69,488
Finished goods	112,815	111,370
	$358,786	$342,274
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
    Other intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$289,688	$(120,581)	$169,107	$289,178	$(116,812)	$172,366
Proven technology and patents	125,088	(83,452)	41,636	123,971	(80,634)	43,337
Trade name (finite life)	7,932	(5,571)	2,361	7,853	(5,308)	2,545
Trade name (indefinite life)	35,110	—	35,110	35,088	—	35,088
Other	12,437	(8,850)	3,587	12,426	(8,619)	3,807
	$470,255	$(218,454)	$251,801	$468,516	$(211,373)	$257,143
The Company recognized amortization expense associated with the above intangible assets of $6.6 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $26.3 million for 2025, $22.2 million for 2026, $20.9 million for 2027, $20.0 million for 2028, $18.0 million for 2029 and $17.4 million for 2030. Purchased intangible amortization was $6.3 million, $4.9 million after tax and $6.6 million, $5.1 million after tax for the three months ended March 31, 2025 and 2024, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.6 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.1 million and $4.7 million of share-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.

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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity's reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The Company adopted these annual disclosure requirements on a retrospective basis in 2024. See Note 13 for the quarterly reportable segments disclosures.
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

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$247,067	$36,298	$124,850	$128,197	$113,538	$649,950
Service Revenue:
Point in time	73,330	8,248	42,476	8,822	29,915	162,791
Over time	25,361	2,756	23,043	4,149	15,694	71,003
Total	$345,758	$47,302	$190,369	$141,168	$159,147	$883,744

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Three months ended March 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$250,737	$43,621	$151,535	$129,011	$126,064	$700,968
Service Revenue:
Point in time	73,133	7,765	42,821	9,901	31,210	164,830
Over time	22,253	2,865	20,409	4,286	10,338	60,151
Total	$346,123	$54,251	$214,765	$143,198	$167,612	$925,949
A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2025	2024
Americas	$377,916	$384,342
Europe	247,975	273,861
Asia / Rest of World	257,853	267,746
Total	$883,744	$925,949
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

	2025	2024
Laboratory	$500,224	$525,056
Industrial	341,200	351,845
Retail	42,320	49,048
Total	$883,744	$925,949
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2025 and December 31, 2024 was $34.6 million and $32.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2025 and 2024 are as follows:

	2025	2024
Beginning balances as of January 1	$204,166	$202,022
Customer pre-payments/deferred revenue	193,148	188,295
Revenue recognized	(167,672)	(169,663)
Foreign currency translation	3,191	(3,995)
Ending balance as of March 31	$232,833	$216,659
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2025 and December 31, 2024, respectively. A derivative gain of $4.7 million based upon interest rates at March 31, 2025, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2025.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2025 and December 31, 2024, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $1.3 million and net gain of $8.8 million during the three months ended March 31, 2025 and 2024, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2025 and December 31, 2024, these contracts had a notional value of $813.1 million and $788.6 million, respectively.

5.    FAIR VALUE MEASUREMENTS
At March 31, 2025 and December 31, 2024, the Company had derivative assets totaling $1.1 million and $9.2 million, respectively, and derivative liabilities totaling $12.6 million and $8.5 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2025 and December 31, 2024.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. The Company does not have any assets or liabilities which are categorized as Level 1.

	March 31, 2025	December 31, 2024	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$1,057	$7,949	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreements	—	855	Other current assets and prepaid expenses
Cross currency swap agreements	—	398	Other non-current assets
Total derivative assets	$1,057	$9,202

Foreign currency forward contracts not designated as hedging instruments	$3,714	$4,078	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreements	535	—	Accrued and other liabilities
Cross currency swap agreements	8,350	4,463	Other non-current liabilities
Total derivative liabilities	$12,599	$8,541
The Company had $8.2 million and $3.7 million of cash equivalents at March 31, 2025 and December 31, 2024, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $194.0 million as of March 31, 2025. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

6.     INCOME TAXES
The Company's reported tax rate was 19.0% and 19.5% during the three months ended March 31, 2025 and 2024, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during both 2025 and 2024. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

7.     DEBT
    Debt consisted of the following at March 31, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22. 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million 15-year Senior Notes due June 17, 2030	—	134,790	134,790
1.30% Euro 135 million 15-year Senior Notes due November 6, 2034	—	145,573	145,573
1.06% Euro 125 million 15-year Senior Notes due March 19, 2036	—	134,790	134,790
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	107,832	107,832
Senior notes debt issuance costs, net	(2,270)	(1,909)	(4,179)
Total Senior Notes	822,730	521,076	1,343,806
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	340,358	325,345	665,703
Other local arrangements	8,620	55,966	64,586
Total debt	1,171,708	902,387	2,074,095
Less: current portion	(127,101)	(55,754)	(182,855)
Total long-term debt	$1,044,607	$846,633	$1,891,240

(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.
On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of March 31, 2025, the Company had $679.8 million of additional borrowings available under its Credit Agreement, and the Company maintained $64.3 million of cash and cash equivalents.
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
In January 2025, the Company entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company, and the terms are consistent with the previous Notes as disclosed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 2024. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $19.2 million and unrealized gain of $8.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company has a gain of $23.1 million recorded in accumulated other comprehensive income (loss) as of March 31, 2025.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.

8.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $1.5 billion of remaining availability for its share repurchase program as of March 31, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 32.5 million common shares at an average price per share of $307.74 since the inception of the program in 2004 through March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company spent $218.7 million and $212.5 million on the repurchase of 170,957 shares and 173,700 shares at an average price per share of $1,279.54 and $1,223.35, respectively. The Company reissued 4,282 shares and 4,898 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2025 and 2024, respectively. In addition, the Company incurred $2.0 million and $2.1 million of excise tax during the three months ended March 31, 2025 and 2024, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

9.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2025	March 31, 2024
Net earnings	$163,587	$177,509
Other comprehensive income (loss), net of tax	(5,241)	$21,741
Comprehensive income, net of tax	$158,346	$199,250

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) from cash flow hedging arrangements	—	(2,783)	—	(2,783)
Foreign currency translation adjustment	(4,380)	—	(4,351)	(8,731)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	3,268	3,005	6,273
Net change in other comprehensive income (loss), net of tax	(4,380)	485	(1,346)	(5,241)
Balance at March 31, 2025	$(137,883)	$(3,435)	$(209,781)	$(351,099)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) from cash flow hedging arrangements	—	16,074	—	16,074
Foreign currency translation adjustment	8,519	—	11,841	20,360
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(17,169)	2,476	(14,693)
Net change in other comprehensive income (loss), net of tax	8,519	(1,095)	14,317	21,741
Balance at March 31, 2024	$(108,711)	$(975)	$(188,388)	$(298,074)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2025	2024	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap	$4,035	$(21,196)	(a)
Provision for taxes	767	(4,027)	Provision for taxes
Total, net of taxes	$3,268	$(17,169)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$3,745	$3,108	(b)
Provision for taxes	740	632	Provision for taxes
Total, net of taxes	$3,005	$2,476
(a)The cross currency swap reflects an unrealized loss of $6.2 million recorded in other charges (income) that was offset by the underlying unrealized gain in the hedged debt for the three months ended March 31, 2025. The cross currency swap also reflects a realized gain of $2.2 million recorded in interest expense for the three months ended March 31, 2025.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2025 and 2024.

10.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 76,315 and 105,640 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2025 and 2024, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 54,534 and 72,089 shares of common stock for the three months ended March 31, 2025 and 2024, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

11.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost, net	$233	$397	$4,495	$4,020	$—	$—	$4,728	$4,417
Interest cost on projected benefit obligations	1,201	1,192	3,551	4,479	6	7	4,758	5,678
Expected return on plan assets	(1,428)	(1,368)	(10,187)	(9,345)	—	—	(11,615)	(10,713)
Recognition of prior service cost	—	—	(959)	(1,161)	(19)	(19)	(978)	(1,180)
Recognition of actuarial losses/(gains)	393	521	4,324	3,761	8	8	4,725	4,290
Net periodic pension cost/(credit)	$399	$742	$1,224	$1,754	$(5)	$(4)	$1,618	$2,492
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company expects to make employer contributions of approximately $25.4 million to its non-U.S. pension plan during the year ended December 31, 2025. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2025 and 2024 were $3.1 million and $2.0 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

13.     SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2024, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
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
The following tables show the operations of the Company’s reportable segments:

Three Months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$345,758	$47,302	$190,369	$141,168	$159,147	$—	$883,744
Net sales to other segments	34,093	176,506	45,087	77,076	8,166	(340,928)	—
Total net sales	379,851	223,808	235,456	218,244	167,313	(340,928)	883,744
Segment cost of sales(c)	162,922	102,224	104,067	99,478	87,470
Segment period expense(d)	132,633	60,589	88,344	42,749	55,352
Unallocated expense / eliminations						52,110
Segment profit	$84,296	$60,995	$43,045	$76,017	$24,491	$(52,110)	$236,734

Three Months ended March 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$346,123	$54,251	$214,765	$143,198	$167,612	$—	$925,949
Net sales to other segments	37,418	223,371	47,738	80,641	3,331	(392,499)	—
Total net sales	383,541	277,622	262,503	223,839	170,943	(392,499)	925,949
Segment cost of sales(c)	166,324	158,995	123,977	105,202	94,811
Segment period expense(d)	123,581	59,541	88,215	42,814	50,950
Unallocated expense / eliminations						36,710
Segment profit	$93,636	$59,086	$50,311	$75,823	$25,182	$(36,710)	$267,328

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Segment profit	$236,734	$267,328
Amortization	(17,193)	(18,228)
Interest expense	(16,653)	(19,232)
Restructuring charges	(3,767)	(9,664)
Other income, net	2,821	343
Earnings before taxes	$201,942	$220,547

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,171	$1,665	$1,328	$2,328	$1,481	$1,491	$12,464
Total assets	$4,142,103	$3,941,300	$1,556,180	$891,977	$411,336	$(7,708,217)	$3,234,679
Purchase of property, plant, and equipment	$(2,298)	$(703)	$(1,197)	$(1,717)	$(1,309)	$(10,031)	$(17,255)
Goodwill	$532,394	$26,245	$100,893	$601	$13,113	$—	$673,246

Three Months ended March 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,161	$1,769	$1,328	$2,382	$1,360	$1,522	$12,522
Total assets	$3,899,642	$3,423,650	$1,556,200	$996,197	$404,227	$(6,996,799)	$3,283,117
Purchase of property, plant, and equipment	$(4,425)	$(1,082)	$(992)	$(1,097)	$(1,685)	$(8,168)	$(17,449)
Goodwill	$526,385	$25,602	$99,985	$605	$13,239	$—	$665,816
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2025 and 2024 (amounts in thousands).

	Three months ended March 31,
	2025		2024
	(unaudited)	%	(unaudited)	%
Net sales	$883,744	100.0	$925,949	100.0
Cost of sales	357,865	40.5	377,816	40.8
Gross profit	525,879	59.5	548,133	59.2
Research and development	46,346	5.2	46,415	5.0
Selling, general and administrative	242,799	27.5	234,390	25.3
Amortization	17,193	2.0	18,228	2.0
Interest expense	16,653	1.9	19,232	2.1
Restructuring charges	3,767	0.4	9,664	1.0
Other charges (income), net	(2,821)	(0.3)	(343)	—
Earnings before taxes	201,942	22.8	220,547	23.8
Provision for taxes	38,355	4.3	43,038	4.6
Net earnings	$163,587	18.5	$177,509	19.2
Recent developments in global trade disputes/tariffs
In 2025, the U.S. government enacted an incremental 10% tariff on imported products as well as higher tariffs on imports from certain other countries, including an additional 145% tariff on imports from China and a 25% tariff on non-USMCA products imported from Mexico. In response, the Chinese government implemented additional tariffs of 125% on imports from the U.S. The tariffs became effective at various points during 2025, especially in April 2025. We estimate the associated annualized cost increase of the incremental 2025 tariffs is approximately $115 million (assuming the above rates). The U.S. government has indicated it may make further changes to tariff rates in the future. We are implementing various actions to mitigate the effect of the tariffs.
The recent escalation in global trade disputes/tariffs has increased economic uncertainty in our end markets and the global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly. Although we are implementing various actions to mitigate the effect of the tariffs, they could adversely impact our financial results and could have a greater impact on our operating results in future periods. Please refer to Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Net sales
Net sales were $883.7 million for the three months ended March 31, 2025, compared to $925.9 million for the corresponding period in 2024. Sales decreased 5% in U.S. dollars and 3% in local currencies for the three months ended March 31, 2025. We estimate that net sales growth for the three months ended March 31, 2025 was reduced approximately 6% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024 related to a new external European logistics service provider. Excluding this impact, sales increased 3% in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024.
We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, the recent escalation in global trade disputes/tariffs has increased uncertainty in our end markets and the global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to global trade disputes/tariffs, Ukraine, and the conflict in the Middle East also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended March 31, 2025 in U.S. dollars decreased 2% in the Americas, 9% in Europe, and 4% in Asia/Rest of World. In local currencies, our net sales by geographic destination decreased 1% in the Americas, 7% in Europe, and 2% in Asia/Rest of World, including flat sales in China, for the three months ended March 31, 2025 compared to the corresponding period in 2024. Excluding the impact of the recovery of delayed shipments in the prior year, local currency sales increased 3% in the Americas, 4% in Europe, and 3% in Asia/Rest of World, with 3% in China, during the three months ended March 31, 2025. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2024, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 7% in U.S. dollars and 6% in local currency for the three months ended March 31, 2025 compared to the prior year period. Service revenue (including spare parts) increased 4% in U.S. dollars and 6% in local currency during the three months ended March 31, 2025 compared to the corresponding period in 2024.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales for the three months ended March 31, 2025, decreased 5% in U.S. dollars and 3% in local currencies during the three months ended March 31, 2025. Laboratory net sales growth was reduced by approximately 8%, from the recovery of previously disclosed shipping delays, during the three months ended March 31, 2025. Excluding this impact, the local currency net sales increase in our laboratory-related products includes growth in most product categories with strong growth in process analytics.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales for the three months ended March 31, 2025, decreased 3% in U.S. dollars and 1% in local currencies during the three months ended March 31, 2025. Industrial net sales growth was reduced by approximately 3%, from the recovery of previously disclosed shipping delays, during the three months ended March 31, 2025. Excluding this impact, the local currency net sales increase in our industrial-related products includes strong growth in product inspection, offset in part by a modest decline in core-industrial products.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales for the three months ended March 31, 2025, decreased 14% in U.S. dollars and 12% in local currencies during the three months ended March 31, 2025. Retail net sales growth was reduced by approximately 7%, from the recovery of previously disclosed shipping delays, during the three months ended March 31, 2025. Excluding this impact, the local currency net sales decrease in food retailing products reflects the timing of project activity, particularly in Europe.
Gross profit
Gross profit as a percentage of net sales was 59.5% for the three months ended March 31, 2025 compared to 59.2% for the corresponding period in 2024.
Gross profit as a percentage of net sales for products was 61.6% and 61.2% for the three month periods ended March 31, 2025 and 2024, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 53.8% for the three months ended March 31, 2025 compared to 52.9% for the corresponding period in 2024.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2025 primarily reflects favorable price realization and benefits from our SternDrive program, partially offset by lower sales volume related to the recovery of shipping delays in the prior year.
We expect our gross margin during the remainder of 2025 will be negatively impacted by the recent escalation in global trade disputes/tariffs. As previously mentioned, we are implementing various actions to mitigate the effect of the tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.2% for the three months ended March 31, 2025 compared to 5.0% in the corresponding period of 2024. Research and development expenses were flat in U.S. dollars and increased 2% in local currencies, during the three months ended March 31, 2025 compared to the corresponding period in 2024.
Selling, general and administrative expenses as a percentage of net sales were 27.5% for the three months ended March 31, 2025 compared to 25.3% in the corresponding period of 2024. Selling, general and administrative expense increased 4% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2025 compared to the corresponding period in 2024. The local currency increase includes sales and marketing investments and the timing of certain costs.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $17.2 million for the three months ended March 31, 2025 and $18.2 million for the corresponding period in 2024.
Interest expense was $16.7 million for the three months ended March 31, 2025 and $19.2 million for the corresponding period in 2024. The decrease in interest expense is primarily related to lower variable interest rates and lower debt.
Restructuring charges were $3.8 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2025 and 2024 were $3.1 million and $2.0 million, respectively.

Our reported tax rate was 19.0% and 19.5% during the three months ended March 31, 2025 and 2024, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the three month periods ended March 31, 2025 and 2024. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2024.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2025	2024	%
Net sales to external customers	$345,758	$346,123	—%
Net sales to other segments	34,093	37,418	(9)%
Segment net sales	379,851	383,541	(1)%
Segment cost of sales	162,922	166,324	(2)%
Segment period expense	132,633	123,581	7%
Segment profit	$84,296	$93,636	(10)%

Total net sales decreased 1% and net sales to external customers were flat for the three months ended March 31, 2025 compared with the corresponding period in 2024. The growth in net sales to external customers during the three months ended March 31, 2025 was reduced by approximately 3% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the increase in net sales to external customers for the three months ended March 31, 2025 includes strong growth in process analytics and product inspection, partially offset by a decline in core-industrial products.
Segment profit decreased $9.3 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. Segment profit during the three months ended March 31, 2025 includes lower sales volume from our previously disclosed shipping delay recovery in the prior year and higher expenses.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2025	2024	%1)
Net sales to external customers	$47,302	$54,251	(13)%
Net sales to other segments	176,506	223,371	(21)%
Segment net sales	223,808	277,622	(19)%
Segment cost of sales	102,224	158,995	(36)%
Segment period expense	60,589	59,541	2%
Segment profit	$60,995	$59,086	3%
1) Represents U.S. dollar growth.
Total net sales decreased 19% in U.S. dollars and 17% in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024. Net sales to external customers decreased 13% in U.S. dollars and 11% in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024. The growth in net sales to external customers during the three months ended March 31, 2025 was reduced by approximately 12% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the increase in net sales to external customers in local currency for the three months ended March 31, 2025 includes growth in industrial, especially product inspection, and food retailing products partially offset by a decline in laboratory products.
Segment profit increased $1.9 million for the three month period ended March 31, 2025 compared to the corresponding period in 2024. Segment profit during the three months ended March 31, 2025 includes favorable inter-segment pricing and benefits from our cost savings and margin expansion initiatives.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2025	2024	%1)
Net sales to external customers	$190,369	$214,765	(11)%
Net sales to other segments	45,087	47,738	(6)%
Segment net sales	235,456	262,503	(10)%
Segment cost of sales	104,067	123,977	(16)%
Segment period expense	88,344	88,215	0%
Segment profit	$43,045	$50,311	(14)%
1) Represents U.S. dollar growth.
Total net sales decreased 10% in U.S. dollars and 8% in local currencies during the three months ended March 31, 2025 compared to the corresponding period in 2024. Net sales to external customers decreased 11% in U.S. dollars and 9% in local currencies during the three months ended March 31, 2025 compared to the corresponding period in 2024. The growth in net sales to external customers during the three months ended March 31, 2025 was reduced by approximately 9% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, net sales to external customers in local currency for the three months ended March 31, 2025 includes modest growth in most categories, partially offset by a significant decline in food retailing related to the timing of customer project activity.
Segment profit decreased $7.3 million for the three month period ended March 31, 2025 compared to the corresponding period in 2024. Segment profit decreased during the three months ended March 31, 2025 primarily due to lower volume from our previously disclosed shipping delay recovery in the prior year, offset in part by benefits from our margin expansion initiatives and favorable business mix.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2025	2024	%1)
Net sales to external customers	$141,168	$143,198	(1)%
Net sales to other segments	77,076	80,641	(4)%
Segment net sales	218,244	223,839	(2)%
Segment cost of sales	99,478	105,202	(5)%
Segment period expense	42,749	42,814	—%
Segment profit	$76,017	$75,823	—%
1) Represents U.S. dollar growth.

Total net sales decreased 2% in U.S. dollars and 1% in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024. Net sales to external customers decreased 1% in U.S. dollars and were flat in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024. The growth in net sales to external customers during the three months ended March 31, 2025 was reduced by approximately 3% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the increase in net sales to external customers in local currency for the three months ended March 31, 2025 includes growth in laboratory products, while industrial products were flat compared to the corresponding prior year period.
Segment profit increased $0.2 million for the three month period ended March 31, 2025 compared to the corresponding period in 2024. Segment profit for the three month period ended March 31, 2025 includes benefits from our cost savings initiatives, offset in part by unfavorable currency and lower sales volume.
Other (amounts in thousands)

	Three months ended March 31,
	2025	2024	%1)
Net sales to external customers	$159,147	$167,612	(5)%
Net sales to other segments	8,166	3,331	145%
Segment net sales	167,313	170,943	(2)%
Segment cost of sales	87,470	94,811	(8)%
Segment period expense	55,352	50,950	9%
Segment profit	$24,491	$25,182	(3)%
1) Represents U.S. dollar growth.

Total net sales decreased 2% in U.S. dollars and increased 2% in local currencies during the three months ended March 31, 2025 compared to the corresponding period in 2024. Net sales to external customers decreased 5% in U.S. dollars and 1% in local currency for the three months ended March 31, 2025 compared to the corresponding period in 2024. The growth in net sales to external customers during the three months ended March 31, 2025 was reduced by approximately 9% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024. Excluding this impact, the increase in net sales to external customers in local currency for the three months ended March 31, 2025 includes strong growth in laboratory products, as well as product inspection.
Segment profit decreased $0.7 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. The decrease in segment profit is primarily due to lower volume from our previously disclosed shipping delay recovery in the prior year and unfavorable currency, offset in part by benefits from our margin expansion initiatives.
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
Cash provided by operating activities totaled $194.4 million during the three months ended March 31, 2025, compared to $190.0 million in the corresponding period in 2024. The increase for the three months ended March 31, 2025 compared to the prior year is primarily related to favorable working capital, offset in part by higher cash incentive payments of approximately $36 million related to prior year performance.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.3 million for the three months ended March 31, 2025 compared to $17.4 million in the corresponding period in 2024.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $218.7 million and $212.5 million on the repurchase of 170,957 shares and 173,700 shares, during the three months ended March 31, 2025 and 2024, respectively.
Senior Notes and Credit Facility Agreement
    Our debt consisted of the following at March 31, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million 15-year Senior Notes due June 17, 2030	—	134,790	134,790
1.30% Euro 135 million 15-year Senior Notes due November 6, 2034	—	145,573	145,573
1.06% Euro 125 million 15-year Senior Notes due March 19, 2036	—	134,790	134,790
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	107,832	107,832
Senior notes debt issuance costs, net	(2,270)	(1,909)	(4,179)
Total Senior Notes	822,730	521,076	1,343,806
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	340,358	325,345	665,703
Other local arrangements	8,620	55,966	64,586
Total debt	1,171,708	902,387	2,074,095
Less: current portion	(127,101)	(55,754)	(182,855)
Total long-term debt	$1,044,607	$846,633	$1,891,240
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
As of March 31, 2025, approximately $679.8 million of additional borrowings was available under our Credit Agreement, and we maintained $64.3 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of March 31, 2025.
In January 2025, the Company entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company and the terms are consistent with the previous Notes as disclosed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 2024. The Company used the proceeds from the sale of the Notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.
Share Repurchase Program
We have $1.5 billion of remaining availability for our share repurchase program as of March 31, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.5 million common shares at an average price per share of $307.74 since the inception of the program in 2004 through March 31, 2025. During the three months ended March 31, 2025 and 2024, we spent $218.7 million and $212.5 million on the repurchase of 170,957 shares and 173,700 shares at an average price per share of $1,279.54 and $1,223.35, respectively. We reissued 4,282 shares and 4,898 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2025 and 2024, respectively. In addition, the Company incurred $2.0 million and $2.1 million of excise tax during the three months ended March 31, 2025 and 2024, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.2 million to $2.5 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2025, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $47.6 million in the reported U.S. dollar value of our debt.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to global trade disputes/tariffs, and the conflicts in Ukraine and the Middle East. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, the impact of inflation, ongoing developments related to global trade disputes/tariffs, and the conflicts in Ukraine and the Middle East on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including ongoing developments related to global trade disputes/tariffs, inflation, and the ongoing conflicts in Ukraine and the Middle East. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2025 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
January 1 to January 31, 2025	55,530	$1,290.18	55,530	$1,636,790
February 1 to February 28, 2025	54,266	$1,320.24	54,266	$1,565,145
March 1 to March 31, 2025	61,161	$1,233.76	61,161	$1,489,685
Total	170,957	$1,279.54	170,957	$1,489,685

The Company has $1.5 billion of remaining availability for its share repurchase program as of March 31, 2025. The Company has purchased 32.5 million shares at an average price per share of $307.74 since the inception of the program through March 31, 2025.
During the three months ended March 31, 2025 and 2024, the Company spent $218.7 million and $212.5 million on the repurchase of 170,957 and 173,700 shares at an average price per share of $1,279.54 and $1,223.35, respectively. The Company reissued 4,282 shares and 4,898 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company incurred $2.0 million and $2.1 million of excise tax during the three months ended March 31, 2025 and 2024, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	May 2, 2025	By:	/s/Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer