Form 10-Q
period 2025-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2025-08-01
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025, OR
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

The Registrant had 20,599,040 shares of Common Stock outstanding at June 30, 2025.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

	June 30, 2025	June 30, 2024
Net sales
Products	$734,244	$712,260
Service	248,977	234,490
Total net sales	983,221	946,750
Cost of sales
Products	289,314	270,571
Service	114,031	110,511
Gross profit	579,876	565,668
Research and development	49,285	45,771
Selling, general and administrative	247,298	235,796
Amortization	17,581	18,178
Interest expense	16,779	18,950
Restructuring charges	3,557	5,329
Other charges (income), net	(3,281)	(1,533)
Earnings before taxes	248,657	243,177
Provision for taxes	46,309	21,363
Net earnings	$202,348	$221,814

Basic earnings per common share:
Net earnings	$9.78	$10.42
Weighted average number of common shares	20,687,312	21,279,006

Diluted earnings per common share:
Net earnings	$9.76	$10.37
Weighted average number of common and common equivalent shares	20,738,699	21,392,550

Comprehensive income, net of tax (Note 9)	$131,806	$209,521

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

	June 30, 2025	June 30, 2024
Net sales
Products	$1,384,194	$1,413,228
Service	482,771	459,471
Total net sales	1,866,965	1,872,699
Cost of sales
Products	539,088	542,498
Service	222,122	216,400
Gross profit	1,105,755	1,113,801
Research and development	95,631	92,186
Selling, general and administrative	490,097	470,186
Amortization	34,774	36,406
Interest expense	33,432	38,182
Restructuring charges	7,324	14,993
Other charges (income), net	(6,102)	(1,876)
Earnings before taxes	450,599	463,724
Provision for taxes	84,664	64,401
Net earnings	$365,935	$399,323

Basic earnings per common share:
Net earnings	$17.61	$18.70
Weighted average number of common shares	20,777,591	21,358,339

Diluted earnings per common share:
Net earnings	$17.56	$18.60
Weighted average number of common and common equivalent shares	20,836,768	21,468,995

Comprehensive income, net of tax (Note 9)	$290,152	$408,771

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2025 and December 31, 2024
(In thousands, except share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$61,825	$59,362
Trade accounts receivable, less allowances of $15,881 at June 30, 2025
and $16,657 at December 31, 2024	681,598	687,112
Inventories	388,081	342,274
Other current assets and prepaid expenses	112,957	105,158
Total current assets	1,244,461	1,193,906
Property, plant and equipment, net	817,419	770,280
Goodwill	684,122	668,914
Other intangible assets, net	253,528	257,143
Deferred tax assets, net	37,093	34,586
Other non-current assets	363,842	315,170
Total assets	$3,400,465	$3,239,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$216,188	$215,843
Accrued and other liabilities	188,983	187,701
Accrued compensation and related items	159,346	184,532
Deferred revenue and customer prepayments	243,826	204,166
Taxes payable	238,362	193,328
Short-term borrowings and current maturities of long-term debt	60,187	182,623
Total current liabilities	1,106,892	1,168,193
Long-term debt	2,123,735	1,831,265
Deferred tax liabilities, net	115,088	103,953
Other non-current liabilities	313,543	263,478
Total liabilities	3,659,258	3,366,889
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 20,599,040 shares and 20,949,461 shares at June 30, 2025 and December 31, 2024, respectively	448	448
Additional paid-in capital	911,147	897,025
Treasury stock at cost (24,186,971 shares at June 30, 2025 and 23,836,550 shares at December 31, 2024)	(9,486,086)	(9,049,925)
Retained earnings	8,737,339	8,371,420
Accumulated other comprehensive loss	(421,641)	(345,858)
Total shareholders' equity	(258,793)	(126,890)
Total liabilities and shareholders’ equity	$3,400,465	$3,239,999

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock				(2,083)			(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)
Exercise of stock options and restricted stock units	18,640	—	856	5,449	—	—	6,305
Repurchases of common stock	(156,792)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock				(1,913)			(1,913)
Share-based compensation	—	—	4,541	—	—	—	4,541
Net earnings	—	—	—	—	221,814	—	221,814
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,293)	(12,293)
Balance at June 30, 2024	21,219,218	$448	$881,814	$(8,634,576)	$7,909,919	$(310,367)	$(152,762)

Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options and restricted stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,026)	—	—	(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)
Exercise of stock options and restricted stock units	13,307	—	2,705	4,159	—	—	6,864
Repurchases of common stock	(197,053)	—	—	(218,748)	—	—	(218,748)
Excise tax on net repurchases of common stock	—	—	—	(2,115)	—	—	(2,115)
Share-based compensation	—	—	5,382	—	—	—	5,382
Net earnings	—	—	—	—	202,348	—	202,348
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70,542)	(70,542)
Balance at June 30, 2025	20,599,040	$448	$911,147	$(9,486,086)	$8,737,339	$(421,641)	$(258,793)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2025 and 2024
(In thousands)
(unaudited)

	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net earnings	$365,935	$399,323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,334	24,873
Amortization	34,774	36,406
Deferred tax benefit	(2,840)	(3,837)
Share-based compensation	10,521	9,263
Non-cash discrete tax benefit	—	(22,982)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	39,216	7,404
Inventories	(18,062)	3,083
Other current assets	(2,326)	(6,190)
Trade accounts payable	(8,675)	(4,862)
Taxes payable	22,241	10,055
Accruals and other	(35,303)	(5,043)
Net cash provided by operating activities	430,815	447,493
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	668
Purchase of property, plant and equipment	(41,132)	(41,201)
Acquisitions	(2,915)	(2,473)
Other investing activities	(10,510)	12,239
Net cash used in investing activities	(54,557)	(30,767)
Cash flows from financing activities:
Proceeds from borrowings	1,122,578	1,022,578
Repayments of borrowings	(1,063,372)	(1,017,192)
Proceeds from stock option exercises	9,062	8,136
Repurchases of common stock	(437,497)	(424,998)
Other financing activities	(920)	(1,910)
Net cash used in financing activities	(370,149)	(413,386)
Effect of exchange rate changes on cash and cash equivalents	(3,646)	(2,337)
Net increase (decrease) in cash and cash equivalents	2,463	1,003
Cash and cash equivalents:
Beginning of period	59,362	69,807
End of period	$61,825	$70,810

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2025 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments related to global trade/tariffs, governmental policies, and the conflicts in Ukraine and the Middle East, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials and parts	$179,788	$161,416
Work-in-progress	79,042	69,488
Finished goods	129,251	111,370
	$388,081	$342,274
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
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangibles - Goodwill and Other" and ASC 360 "Property, Plant and Equipment".
Other intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$296,272	$(124,999)	$171,273	$289,178	$(116,812)	$172,366
Proven technology and patents	128,845	(88,172)	40,673	123,971	(80,634)	43,337
Tradenames (finite life)	8,191	(6,026)	2,165	7,853	(5,308)	2,545
Tradenames (indefinite life)	35,167	—	35,167	35,088	—	35,088
Other	13,200	(8,950)	4,250	12,426	(8,619)	3,807
	$481,675	$(228,147)	$253,528	$468,516	$(211,373)	$257,143

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.6 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $13.2 million and $13.6 million for the six months ended June 30, 2025 and 2024, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $27.4 million for 2025, $24.4 million for 2026, $23.6 million for 2027, $21.0 million for 2028, $19.0 million for 2029, and $18.1 million for 2030. Purchased intangible amortization was $6.5 million, $5.0 million after tax, and $6.5 million, $5.0 million after tax, for the three months ended June 30, 2025 and 2024, respectively, and $12.8 million, $9.9 million after tax, and $13.1 million, $10.1 million after tax, for the six months ended June 30, 2025 and 2024, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.9 million and $11.4 million for the three months ended June 30, 2025 and 2024, respectively, and $21.4 million and $22.7 million for the six months ended June 30, 2025 and 2024, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.4 million and $10.5 million of share-based compensation expense for the three and six months ended June 30, 2025, respectively, compared to $4.5 million and $9.3 million for the corresponding periods in 2024.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations using the acquisition method of accounting. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is generally allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and intangible assets, require significant judgment. Acquisition transaction costs are expensed when incurred.
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
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024 follows:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

For the three months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$271,782	$37,462	$139,573	$146,635	$138,792	$734,244
Service Revenue:
Point in time	74,334	8,732	46,663	10,913	37,446	178,088
Over time	26,400	3,361	25,680	4,469	10,979	70,889
Total	$372,516	$49,555	$211,916	$162,017	$187,217	$983,221

For the three months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$264,345	$39,418	$137,113	$148,436	$122,948	$712,260
Service Revenue:
Point in time	73,839	7,615	43,218	11,753	34,614	171,039
Over time	24,031	3,152	21,982	4,195	10,091	63,451
Total	$362,215	$50,185	$202,313	$164,384	$167,653	$946,750

For the six months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$518,849	$73,760	$264,423	$274,832	$252,330	$1,384,194
Service Revenue:
Point in time	147,664	16,980	89,139	19,735	67,361	340,879
Over time	51,761	6,117	48,723	8,618	26,673	141,892
Total	$718,274	$96,857	$402,285	$303,185	$346,364	$1,866,965

For the six months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$515,081	$83,039	$288,648	$277,447	$249,013	$1,413,228
Service Revenue:
Point in time	146,973	15,379	86,039	21,654	65,824	335,869
Over time	46,284	6,017	42,391	8,481	20,429	123,602
Total	$708,338	$104,435	$417,078	$307,582	$335,266	$1,872,699
A breakdown of net sales to external customers by geographic customer destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Americas	$414,092	$404,030	$792,008	$788,373
Europe	274,103	258,836	522,078	532,697
Asia / Rest of World	295,026	283,884	552,879	551,629
Total	$983,221	$946,750	$1,866,965	$1,872,699

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company's global revenue mix by product category is laboratory (56% of sales), industrial (39% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global revenue mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Laboratory	$537,916	$523,233	$1,038,140	$1,048,288
Industrial	394,628	374,257	735,828	726,102
Retail	50,677	49,260	92,997	98,309
Total	$983,221	$946,750	$1,866,965	$1,872,699

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2025 and December 31, 2024 was $41.2 million and $32.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ended June 30, 2025 and 2024 are as follows:

	2025	2024
Beginning balances as of January 1	$204,166	$202,022
Customer pre-payments/deferred revenue	363,588	338,581
Revenue recognized	(335,082)	(320,727)
Foreign currency translation	11,154	(5,671)
Ending balance as of June 30	$243,826	$214,205
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
Cash Flow Hedges
The Company has entered into a number of cross currency swaps designated as cash flow hedges. The agreements convert borrowings under the Company’s credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate SOFR-based interest payments, excluding the credit spread, to a fixed Swiss franc income or expense as follows:

Agreement Date	Amount Converted	Effective Swiss Franc Interest Rate	Maturity Date
June 2019	$50 million	(0.82)%	June 2023
November 2021	$50 million	(0.67)%	November 2023
June 2021	$50 million	(0.73)%	June 2024
June 2021	$50 million	(0.59)%	June 2025
December 2023	$50 million	1.04%	November 2026
November 2023	$50 million	1.16%	November 2026
June 2023	$50 million	1.55%	June 2027
June 2024	$50 million	1.15%	June 2027
June 2025	$50 million	(0.21)%	June 2028
In June 2025, the Company entered into a cross currency swap arrangement, as summarized above, to replace the cross currency swap that matured in June 2025. The new swap was designated as an effective cash flow hedge.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2025 and December 31, 2024, respectively. A derivative gain of $5.5 million based upon interest rates at June 30, 2025, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2025.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2025 and December 31, 2024, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $12.6 million and $4.2 million during the three months ended June 30, 2025 and 2024, respectively, and a net loss of $11.3

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
million and a net gain of $4.6 million during the six months ended June 30, 2025 and 2024, respectively, which offset the related transaction gains (losses) associated with these contracts. At June 30, 2025 and December 31, 2024, these contracts had a notional value of $859.1 million and $788.6 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2025 and December 31, 2024, the Company had derivative assets totaling $2.4 million and $9.2 million respectively, and derivative liabilities totaling $40.1 million and $8.5 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2025 and December 31, 2024.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	June 30, 2025	December 31, 2024	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$2,412	$7,949	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	—	$855	Other current assets and prepaid expenses
Cross currency swap agreement	—	398	Other non-current assets
Total derivative assets	$2,412	$9,202

Foreign currency forward contracts not designated as hedging instruments	$6,102	$4,078	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	—	—	Accrued and other liabilities
Cross currency swap agreement	33,977	4,463	Other non-current liabilities
Total derivative liabilities	$40,079	$8,541
The Company had $5.7 million and $3.7 million of cash equivalents at June 30, 2025 and December 31, 2024, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $195.8 million as of June 30, 2025. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
6.    INCOME TAXES
The Company's reported tax rate was 18.6% and 8.8% during the three months ended June 30, 2025 and 2024, respectively and 18.8% and 13.9% during the six months ended June 30, 2025 and 2024, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2025 and 2024. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises. The reported tax rate for the three and six month periods ended June 30, 2024 also includes a non-cash discrete tax benefit of $23.0 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit.
On July 4, 2025, the United States enacted new tax legislation into law. The Company is currently evaluating the impact of the new legislation on its consolidated financial statements and does not expect a significant impact on its projected annual tax rate.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at June 30, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,285	146,285
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,987	157,987
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,285	146,285
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	117,028	117,028
Debt issuance costs, net	(2,206)	(1,858)	(4,064)
Total Senior Notes	697,794	565,727	1,263,521
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	437,637	414,432	852,069
Other local arrangements	9,243	59,089	68,332
Total debt	1,144,674	1,039,248	2,183,922
Less: current portion	(1,306)	(58,881)	(60,187)
Total long-term debt	$1,143,368	$980,367	$2,123,735
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of June 30, 2025, the Company had $493.4 million of additional borrowings available under its Credit Agreement, and the Company maintained $61.8 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the prior Credit Agreement, with which the Company was in compliance as of June 30, 2025. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods applicable.

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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $44.6 million and unrealized gain of $5.1 million for the three months ended June 30, 2025 and 2024, respectively, and an unrealized loss of $63.8 million and unrealized gain of $13.3 million for the six month periods ended June 30, 2025 and 2024, respectively. The Company has an unrealized loss of $21.5 million recorded in accumulated other comprehensive income (loss) as of June 30, 2025.
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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $1.3 billion of remaining availability for its share repurchase program as of June 30, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 32.7 million shares at an average price per share of $312.57 since the inception of the program in 2004 through June 30, 2025. During the six months ended June 30, 2025 and 2024, the Company spent $437.5 million and $425.0 million on the repurchase of 368,010 shares and 330,492 shares at an average price per share of $1,188.80 and $1,285.94, respectively. The Company also reissued 17,589 shares and 23,538 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2025 and 2024, respectively. In addition, the Company incurred $2.1 million and $1.9 million of excise tax during the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $4.0 million of excise tax during the six months ended June 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$202,348	$221,814	$365,935	$399,323
Other comprehensive income (loss), net of tax	(70,542)	(12,293)	(75,783)	9,448
Comprehensive income, net of tax	$131,806	$209,521	$290,152	$408,771

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2025 and 2024:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(20,337)	—	(20,337)
Foreign currency translation adjustment	(56,366)	—	(23,030)	(79,396)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	17,722	6,228	23,950
Net change in other comprehensive income (loss), net of tax	(56,366)	(2,615)	(16,802)	(75,783)
Balance at June 30, 2025	$(189,869)	$(6,535)	$(225,237)	$(421,641)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	16,195	—	16,195
Foreign currency translation adjustment	(4,469)	—	10,570	6,101
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(17,711)	4,863	(12,848)
Net change in other comprehensive income (loss), net of tax	(4,469)	(1,516)	15,433	9,448
Balance at June 30, 2024	$(121,699)	$(1,396)	$(187,272)	$(310,367)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2025	2024	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$17,844	$(670)	(a)
Provision for taxes	3,390	(127)	Provision for taxes
Total, net of taxes	$14,454	$(543)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,015	$2,998	(b)
Provision for taxes	792	611	Provision for taxes
Total, net of taxes	$3,223	$2,387
(a) The cross currency swap reflects an unrealized loss of $20.0 million for the three months ended June 30, 2025 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.1 million recorded in interest expense for the three months ended June 30, 2025.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,
	2025	2024	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$21,879	$(21,866)	(a)
Provision for taxes	4,157	(4,155)	Provision for taxes
Total, net of taxes	$17,722	$(17,711)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$7,760	$6,106	(b)
Provision for taxes	1,532	1,243	Provision for taxes
Total, net of taxes	$6,228	$4,863
(a) The cross currency swap reflects an unrealized loss of $26.2 million for the six months ended June 30, 2025 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $4.3 million recorded in interest expense for the six months ended June 30, 2025.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2025 and 2024.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2025	2024
Three months ended	51,387	113,544
Six months ended	59,177	110,656
Outstanding options and restricted stock units to purchase or receive 100,446 and 60,855 shares of common stock for the three month period ended June 30, 2025 and 2024, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 92,116 and 61,532 shares for the six month period ended June 30, 2025 and 2024, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost, net	$233	$397	$4,661	$3,892	$—	$—	$4,894	$4,289
Interest cost on projected benefit obligations	1,201	1,191	3,823	4,370	6	6	5,030	5,567
Expected return on plan assets	(1,428)	(1,368)	(11,029)	(9,050)	—	—	(12,457)	(10,418)
Recognition of prior service cost	—	—	(1,045)	(1,120)	(19)	(19)	(1,064)	(1,139)
Recognition of actuarial losses/(gains)	393	520	4,689	3,638	8	8	5,090	4,166
Net periodic pension cost/(credit)	$399	$740	$1,099	$1,730	$(5)	$(5)	$1,493	$2,465

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost, net	$466	$794	$9,156	$7,912	$—	$—	$9,622	$8,706
Interest cost on projected benefit obligations	2,402	2,383	7,374	8,849	12	13	9,788	11,245
Expected return on plan assets	(2,856)	(2,736)	(21,216)	(18,395)	—	—	(24,072)	(21,131)
Recognition of prior service cost	—	—	(2,004)	(2,281)	(38)	(38)	(2,042)	(2,319)
Recognition of actuarial losses/(gains)	786	1,041	9,013	7,399	16	16	9,815	8,456
Net periodic pension cost/(credit)	$798	$1,482	$2,323	$3,484	$(10)	$(9)	$3,111	$4,957

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company expects to make employer contributions of approximately $25.4 million to its non-U.S. pension plans during the year ended December 31, 2025. This estimate may change based

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits were $3.4 million and $1.9 million for the three month periods ended June 30, 2025 and 2024, respectively, and $6.5 million and $3.8 million for the six month periods ended June 30, 2025 and 2024, respectively.
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
The following tables show the operations of the Company’s operating segments:

Three Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$372,516	$49,555	$211,916	$162,017	$187,217	$—	$983,221
Net sales to other segments	39,173	199,323	50,547	83,316	9,520	(381,879)	—
Total net sales	411,689	248,878	262,463	245,333	196,737	(381,879)	983,221
Segment cost of sales(c)	187,249	116,806	114,982	110,991	107,634
Segment period expense(d)	$131,740	$61,491	$95,601	$45,004	$58,000
Unallocated expense / eliminations						52,309
Segment profit	$92,700	$70,581	$51,880	$89,338	$31,103	$(52,309)	$283,293

Six Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$718,274	$96,857	$402,285	$303,185	$346,364	$—	$1,866,965
Net sales to other segments	73,266	375,829	95,634	160,392	17,686	(722,807)	—
Total net sales	791,540	472,686	497,919	463,577	364,050	(722,807)	1,866,965
Segment cost of sales(c)	350,171	219,030	219,049	210,469	195,104
Segment period expense(d)	$264,373	$122,080	$183,945	$87,753	$113,352
Unallocated expense / eliminations						104,419
Segment profit	$176,996	$131,576	$94,925	$165,355	$55,594	$(104,419)	$520,027
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

Three Months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$362,215	$50,185	$202,313	$164,384	$167,653	$—	$946,750
Net sales to other segments	36,017	169,194	42,171	81,894	7,604	(336,880)	—
Total net sales	398,232	219,379	244,484	246,278	175,257	(336,880)	946,750
Segment cost of sales(c)	171,894	104,181	111,223	102,788	95,694
Segment period expense(d)	$126,091	$59,394	$88,137	$43,994	$54,935
Unallocated expense / eliminations						41,198
Segment profit	$100,247	$55,804	$45,124	$99,496	$24,628	$(41,198)	$284,101

Six Months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$708,338	$104,435	$417,078	$307,582	$335,266	$—	$1,872,699
Net sales to other segments	73,435	392,565	89,909	162,536	10,936	(729,381)	—
Total net sales	781,773	497,000	506,987	470,118	346,202	(729,381)	1,872,699
Segment cost of sales(c)	338,218	263,176	235,200	207,990	190,505
Segment period expense(d)	$249,672	$118,934	$176,352	$86,809	$105,887
Unallocated expense / eliminations						77,908
Segment profit	$193,883	$114,890	$95,435	$175,319	$49,810	$(77,908)	$551,429

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Segment profit	$283,293	$284,101	$520,027	$551,429
Amortization	(17,581)	(18,178)	(34,774)	(36,406)
Interest expense	(16,779)	(18,950)	(33,432)	(38,182)
Restructuring charges	(3,557)	(5,329)	(7,324)	(14,993)
Other income, net	3,281	1,533	6,102	1,876
Earnings before taxes	$248,657	$243,177	$450,599	$463,724

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,150	$1,681	$1,472	$2,331	$1,636	$1,600	$12,870
Total assets	$4,201,913	$4,465,399	$1,644,299	$1,005,376	$442,946	$(8,359,468)	$3,400,465
Purchase of property, plant, and equipment	$(3,506)	$(1,579)	$(1,232)	$(2,658)	$(1,393)	$(13,509)	$(23,877)
Goodwill	$532,394	$28,920	$108,380	$611	$13,817	$—	$684,122

Six Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$8,321	$3,346	$2,800	$4,659	$3,117	$3,091	$25,334
Purchase of property, plant, and equipment	$(5,804)	$(2,282)	$(2,429)	$(4,375)	$(2,702)	$(23,540)	$(41,132)
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

Three Months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,165	$1,712	$1,339	$2,358	$1,298	$1,479	$12,351
Total assets	$3,964,868	$3,510,367	$1,526,309	$1,080,807	$402,882	$(7,236,069)	$3,249,164
Purchase of property, plant, and equipment	$(3,296)	$(1,903)	$(1,666)	$(1,720)	$(1,287)	$(13,880)	$(23,752)
Goodwill	$526,385	$25,841	$99,401	$601	$13,131	$—	$665,359

Six Months ended June 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$8,326	$3,481	$2,667	$4,740	$2,658	$3,001	$24,873
Purchase of property, plant, and equipment	$(7,721)	$(2,985)	$(2,658)	$(2,817)	$(2,972)	$(22,048)	$(41,201)
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

14.    COMMITMENTS AND CONTINGENCIES
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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

Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2025 and 2024 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$983,221	100.0	$946,750	100.0	$1,866,965	100.0	$1,872,699	100.0
Cost of sales	403,345	41.0	381,082	40.3	761,210	40.8	758,898	40.5
Gross profit	579,876	59.0	565,668	59.7	1,105,755	59.2	1,113,801	59.5
Research and development	49,285	5.0	45,771	4.8	95,631	5.1	92,186	4.9
Selling, general and administrative	247,298	25.2	235,796	24.9	490,097	26.3	470,186	25.1
Amortization	17,581	1.8	18,178	1.9	34,774	1.8	36,406	1.9
Interest expense	16,779	1.7	18,950	2.0	33,432	1.8	38,182	2.0
Restructuring charges	3,557	0.3	5,329	0.6	7,324	0.4	14,993	0.8
Other charges (income), net	(3,281)	(0.3)	(1,533)	(0.2)	(6,102)	(0.3)	(1,876)	—
Earnings before taxes	248,657	25.3	243,177	25.7	450,599	24.1	463,724	24.8
Provision for taxes	46,309	4.7	21,363	2.3	84,664	4.5	64,401	3.5
Net earnings	$202,348	20.6	$221,814	23.4	$365,935	19.6	$399,323	21.3

Recent developments in global trade disputes/tariffs
In 2025, the U.S. government enacted incremental tariffs of 10% on imported products as well as higher tariffs on imports from certain other countries, including an additional 145% tariff on imports from China that has been recently reduced to 30%, a 25% tariff on non-USMCA products imported from Mexico, a 10% tariff on products imported from Switzerland that has recently been increased to 39%, and a 10% tariff on imports from the European Union that has recently increased to 15%. In response to the U.S. tariffs, the Chinese government implemented an additional tariff of 125% on imports from the U.S. that has recently been reduced to 10%. All the above-referenced tariffs became effective at various points during 2025, especially in April 2025.

We estimate the associated annualized cost increase of the incremental 2025 tariffs is approximately $95 million (assuming the above-referenced tariff rates). The U.S. government has indicated it may make further changes to tariff rates in the future. We are implementing various actions to mitigate the effect of the tariffs.

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

Net sales
Net sales were $983.2 million and $946.8 million for the three months ended June 30, 2025, and 2024, respectively, and $1.9 billion for both six month periods ended June 30, 2025 and 2024. Sales in U.S. dollars increased 4% for the three month period and were flat for the six month period ended June 30, 2025. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 2% for the three month period and were flat for the six month period ended June 30, 2025. We estimate that net sales growth for the six months ended June 30, 2025 was reduced approximately 3% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024 related to a new external European logistics service provider.

Excluding this impact, sales increased 3% in local currency for the six months ended June 30, 2025 compared to the corresponding period in 2024.
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
Net sales by geographic destination for the three months ended June 30, 2025 in U.S. dollars increased 2% in the Americas, 6% in Europe, and 4% Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in both the Americas and Asia/Rest of World, and were flat in Europe. Our net sales by geographic destination for the six months ended June 30, 2025 in U.S. dollars were flat in both the Americas and Asia/Rest of World, and decreased 2% in Europe. Net sales by geographic destination for the six months ended June 30, 2025 in local currencies increased 1% in both the Americas and Asia/Rest of World, and decreased 3% in Europe. Net sales in Asia/Rest of World in local currency includes decreases of 2% and 1% in China during the three and six months ended June 30, 2025. Excluding the impact of the recovery of delayed shipments in the prior year, local currency sales during the six months ended June 30, 2025 increased 3% in the Americas, 2% in Europe, and 3% in Asia/Rest of World, with sales flat in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2024, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 3% in U.S. dollars and 2% in local currencies for the three months ended June 30, 2025 and decreased 2% in both U.S. dollars and local currencies for the six months ended June 30, 2025, compared to the corresponding periods in 2024. Service revenue (including spare parts) increased 6% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2025 and increased 5% in both U.S. dollars and local currencies for the six months ended June 30, 2025, compared to the corresponding periods in 2024.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, increased 3% in U.S. dollars and 1% in local currencies for the three months ended June 30, 2025, and decreased 1% in both U.S. dollars and local currencies for the six months ended June 30, 2025. Laboratory net sales growth for the six months ended June 30, 2025 was reduced by approximately 4% from the recovery of previously disclosed shipping delays during the six month period ended June 30, 2024. The local currency increase in net sales of our laboratory-related products for the three and six months ended June 30, 2025 includes modest growth in most product categories. The six months ended June 30, 2025 also includes strong growth in process analytics.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 5% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2025, and increased 1% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2025. Industrial net sales growth for the six months ended June 30, 2025 was reduced by approximately 1% from the recovery of previously disclosed shipping delays during the six month period ended June 30, 2024. The local currency increase in net sales of our industrial-related products for the three and six months ended June 30, 2025 includes strong growth in product inspection.

Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, increased 3% in U.S. dollars and were flat in local currencies for the three months ended June 30, 2025, and decreased 5% in U.S. dollars and decreased 6% in local currencies for the six months ended June 30, 2025. Retail net sales growth for the six months ended June 30, 2025 was reduced by approximately 4% from the recovery of the previously disclosed shipping delays during the six month period ended June 30, 2024. The local currency net sales of our food retailing products for the three and six months ended June 30, 2025 are impacted by the timing of customer project activity.
Gross profit
Gross profit as a percentage of net sales was 59.0% and 59.7% for the three months ended June 30, 2025 and 2024, respectively, and 59.2% and 59.5% for the six months ended June 30, 2025 and 2024, respectively.
Gross profit as a percentage of net sales for products was 60.6% and 62.0% for the three months ended June 30, 2025 and 2024, respectively, and 61.1% and 61.6% for the six months ended June 30, 2025 and 2024, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 54.2% and 52.9% for the three months ended June 30, 2025 and 2024, respectively, and 54.0% and 52.9% for the six months ended June 30, 2025 and 2024, respectively.
The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2025 primarily reflects increased tariff costs, partially offset by favorable price realization and benefits from our SternDrive program. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2025 also includes lower sales volume related to the recovery of shipping delays in the prior year.
The escalation in global trade disputes/tariffs may negatively impact our gross margins during the remainder of 2025. As previously mentioned, we have implemented various actions to mitigate the effect of the tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% and 4.8% for the three months ended June 30, 2025 and 2024, respectively, and was 5.1% and 4.9% for the six months ended June 30, 2025 and 2024, respectively. Research and development expenses increased 8% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2025, and increased 4% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024.
Selling, general and administrative expenses as a percentage of net sales were 25.2% and 24.9% for the three months ended June 30, 2025 and 2024, respectively, and were 26.3% and 25.1% for the six months ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses increased 5% in U.S. dollars and 2% in local currencies for the three months ended June 30, 2025, and increased 4% in U.S. dollars and local currencies for the six months ended June 30, 2025. The local currency increase for the three and six months ended June 30, 2025 includes sales and marketing investments, offset in part by savings from our cost savings initiatives and lower variable compensation.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $17.6 million and $18.2 million for the three months ended June 30, 2025 and 2024, respectively, and $34.8 million and $36.4 million for the six months ended June 30, 2025 and 2024, respectively.

Interest expense was $16.8 million and $19.0 million for the three months ended June 30, 2025 and 2024, respectively, and $33.4 million and $38.2 million for the six months ended June 30, 2025 and 2024, respectively.
Restructuring charges were $3.6 million and $5.3 million for the three months ended June 30, 2025 and 2024, respectively, and $7.3 million and $15.0 million for the six months ended June 30, 2025 and 2024, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $3.4 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively.
Our reported tax rate was 18.6% and 8.8% during the three months ended June 30, 2025 and 2024, respectively, and 18.8% and 13.9% during the six months ended June 30, 2025 and 2024, respectively. The reported tax rate for the three and six month periods ended June 30, 2024 includes a non-cash discrete tax benefit of $23.0 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The provision for taxes is based upon our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended June 30, 2025 and 2024. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises and the non-recurring discrete tax item in the prior year.
On July 4, 2025, the United States enacted new tax legislation into law. We are currently evaluating the impact of the new legislation on our consolidated financial statements and we do not expect a significant impact on our projected annual tax rate.

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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	%	2025	2024	%
Net sales to external customers	$372,516	$362,215	3%	$718,274	$708,338	1%
Net sales to other segments	39,173	36,017	9%	73,266	73,435	—%
Segment net sales	411,689	398,232	3%	791,540	781,773	1%
Segment cost of sales	187,249	171,894	9%	350,171	338,218	4%
Segment period expense	131,740	126,091	4%	264,373	249,672	6%
Segment profit	$92,700	$100,247	(8)%	$176,996	$193,883	(9)%

Total net sales and net sales to external customers increased 3% and 1% for the three and six months ended June 30, 2025, respectively, compared with the corresponding periods in 2024. The growth in net sales to external customers during the six months ended June 30, 2025 was reduced approximately 2% from the recovery of previously disclosed shipping delays during the six month period ended June 30, 2024. Net sales to external customers for the three and six months ended June 30, 2025 includes strong growth in product inspection and process analytics.
Segment profit decreased $7.5 million and $16.9 million for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024. Segment profit during the three months ended June 30, 2025 includes higher tariff costs and unfavorable business mix, offset in part by favorable price realization. Segment profit during the six months ended June 30, 2025 was also negatively impacted by lower sales volume in the first quarter related to the previously disclosed shipping delay recovery in the prior year.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$49,555	$50,185	(1)%	$96,857	$104,435	(7)%
Net sales to other segments	199,323	169,194	18%	375,829	392,565	(4)%
Segment net sales	248,878	219,379	13%	472,686	497,000	(5)%
Segment cost of sales	116,806	104,181	12%	219,030	263,176	(17)%
Segment period expense	61,491	59,394	4%	122,080	118,934	3%
Segment profit	$70,581	$55,804	26%	$131,576	$114,890	15%
1)Represents U.S. dollar growth (decline).

Total net sales increased 13% in U.S. dollars and 5% in local currency for the three months ended June 30, 2025, and decreased 5% in U.S. dollars and decreased 7% in local currency for the six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. Net sales to external customers decreased 1% in U.S. dollars and decreased 6% in local currency for the three months ended June 30, 2025 and decreased 7% in U.S. dollars and decreased 9% in local currency for the six months ended June 30, 2025, compared to the corresponding periods in 2024. The decline in net sales to external customers during the six months ended June 30, 2025 includes a 6% decline from the recovery of previously disclosed shipping delays during the six months ended

June 30, 2024. Net sales to external customers for the three and six months ended June 30, 2025 includes a decline in most product categories.
Segment profit increased $14.8 million and $16.7 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. Segment profit increased during the three months ended June 30, 2025 primarily due to higher net sales to other segments, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$211,916	$202,313	5%	$402,285	$417,078	(4)%
Net sales to other segments	50,547	42,171	20%	95,634	89,909	6%
Segment net sales	262,463	244,484	7%	497,919	506,987	(2)%
Segment cost of sales	114,982	111,223	3%	219,049	235,200	(7)%
Segment period expense	95,601	88,137	8%	183,945	176,352	4%
Segment profit	$51,880	$45,124	15%	$94,925	$95,435	(1)%
1)Represents U.S. dollar growth (decline).

Total net sales increased 7% in U.S. dollars and 2% in local currencies for the three months ended June 30, 2025 and decreased 2% in U.S. dollars and decreased 3% in local currencies for the six months ended June 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers increased 5% in U.S. dollars and decreased 1% in local currencies for the three months ended June 30, 2025, and decreased 4% in U.S. dollars and decreased 5% in local currencies for the six months ended June 30, 2025, compared to the corresponding periods in 2024. The growth in net sales to external customers during the six months ended June 30, 2025 was reduced approximately 5% from the recovery of previously disclosed shipping delays during the six month period ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2025 includes a modest decline in laboratory-related products.
Segment profit increased $6.8 million and decreased $0.5 million for the three and six month periods ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The increase in segment profit during the three months ended June 30, 2025 includes increased net sales and benefits from our margin expansion initiatives, as well as favorable foreign currency translation. The decrease in segment profit during the six months ended June 30, 2025 reflects lower sales volume related to our previously disclosed shipping delay recovery in the prior year.
Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$162,017	$164,384	(1)%	$303,185	$307,582	(1)%
Net sales to other segments	83,316	81,894	2%	160,392	162,536	(1)%
Segment net sales	245,333	246,278	—%	463,577	470,118	(1)%
Segment cost of sales	110,991	102,788	8%	210,469	207,990	1%
Segment period expense	45,004	43,994	2%	87,753	86,809	1%
Segment profit	$89,338	$99,496	(10)%	$165,355	$175,319	(6)%
1)Represents U.S. dollar growth (decline).

Total net sales were flat in U.S. dollars and decreased 1% in local currency for the three months ended June 30, 2025 and decreased 1% in both U.S. dollars and local currency for the six months ended June 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers decreased 1% in U.S. dollars and decreased 2% in local currency by origin for the three months ended June 30, 2025 and decreased 1% in both U.S. dollars and local currency during the six months ended June 30, 2025, compared to the corresponding periods in 2024. The growth in net sales to external customers during the six months ended June 30, 2025 was reduced approximately 1% from the recovery of previously disclosed shipping delays during the six month period ended June 30, 2024. Net sales to external customers for the three months ended June 30, 2025 includes a decline in laboratory-related products.
Segment profit decreased $10.2 million and $10.0 million for the three and six month periods ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decrease in segment profit during the three and six months ended June 30, 2025 includes lower sales volume and increased tariff costs, offset in part by benefits from our cost savings initiatives.
Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$187,217	$167,653	12%	$346,364	$335,266	3%
Net sales to other segments	9,520	7,604	25%	17,686	10,936	62%
Segment net sales	196,737	175,257	12%	364,050	346,202	5%
Segment cost of sales	107,634	95,694	12%	195,104	190,505	2%
Segment period expense	58,000	54,935	6%	113,352	105,887	7%
Segment profit	$31,103	$24,628	26%	$55,594	$49,810	12%
1)Represents U.S. dollar growth (decline).

Total net sales increased 12% in U.S. dollars and 11% in local currency for the three months ended June 30, 2025 and increased 5% in U.S. dollars and 7% in local currency for the six months ended June 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers increased 12% in U.S. dollars and 11% in local currencies for the three months ended June 30, 2025 and increased 3% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2025, compared to the corresponding periods in 2024. The growth in net sales to external customers during the six months ended June 30, 2025 was reduced approximately 5% from the recovery of previously disclosed shipping delays during the six months ended June 30, 2024. Net sales to external customers for the three and six months ended June 30, 2025 includes strong growth in most product categories, particularly laboratory-related products.
Segment profit increased $6.5 million and $5.8 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The increase in segment profit for the three and six months ended June 30, 2025 is primarily related to increased sales volume and benefits from our margin expansion initiatives.
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

Cash provided by operating activities totaled $430.8 million during the six months ended June 30, 2025, compared to $447.5 million in the corresponding period in 2024. The decrease for the six months ended June 30, 2025 is primarily related to higher cash incentive payments of approximately $36 million related to prior year performance.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $41.1 million for the six months ended June 30, 2025 compared to $41.2 million in the corresponding period in 2024.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $437.5 million and $425.0 million on the repurchase of 368,010 shares and 330,492 shares, during the six months ended June 30, 2025 and 2024, respectively.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,285	146,285
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,987	157,987
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,285	146,285
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	117,028	117,028
Debt issuance costs, net	(2,206)	(1,858)	(4,064)
Total Senior Notes	697,794	565,727	1,263,521
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	437,637	414,432	852,069
Other local arrangements	9,243	59,089	68,332
Total debt	1,144,674	1,039,248	2,183,922
Less: current portion	(1,306)	(58,881)	(60,187)
Total long-term debt	$1,143,368	$980,367	$2,123,735
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
As of June 30, 2025, we had $493.4 million of additional borrowings available under our Credit Agreement, and we maintained $61.8 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of June 30, 2025.
In January 2025, we entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company and the terms are consistent with the previous Notes as disclosed in Note 10 to our consolidated financial statements for the year ended December 31, 2024. We used the proceeds from the sale of the Notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.
Share Repurchase Program
We have $1.3 billion of remaining availability for our share repurchase program as of June 30, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.7 million shares at an average price per share of $312.57 since the inception of the program in 2004 through June 30, 2025. During the six months ended June 30, 2025 and 2024, we spent $437.5 million and $425.0 million on the repurchase of 368,010 and 330,492 shares at an average price per share of $1,188.80 and $1,285.94, respectively. We also reissued 17,589 shares and 23,538 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2025 and 2024, respectively. In addition, we incurred $2.1 million and $1.9 million of excise tax during the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $4.0 million of excise tax during the six months ended June 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
Effect of Currency on Results of Operations
Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.6 million to $2.9 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.1 million to $2.4 million annually.

In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at June 30, 2025, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $54.8 million in the reported U.S. dollar value of our debt.
Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, ongoing developments related to global trade disputes/tariffs, governmental policies, and the conflicts in Ukraine and the Middle East. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements in this Quarterly Report about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, the impact of inflation, ongoing developments related to global trade disputes/tariffs, governmental policies, and the conflicts in Ukraine and the Middle East on our business.
Our forward-looking statements may not be accurate or complete, speak only as of the date of this Quarterly Report, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including ongoing developments related to global trade disputes/tariffs, governmental policies, inflation, and the ongoing conflicts in Ukraine and the Middle East. See in particular “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2025 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2025	70,935	$1,045.20	70,935	$1,415,543
May 1 to May 31, 2025	69,260	$1,123.97	69,260	$1,337,695
June 1 to June 30, 2025	56,858	$1,174.09	56,858	$1,270,937
Total	197,053	$1,110.08	197,053	$1,270,937
The Company has $1.3 billion of remaining availability as of June 30, 2025. The Company have purchased 32.7 million shares at an average price per share of $312.57 since the inception of the program through June 30, 2025.
During the six months ended June 30, 2025 and 2024, the Company spent $437.5 million and $425.0 million on the repurchase of 368,010 and 330,492 shares at an average price per share of $1,188.80 and $1,285.94, respectively. The Company also reissued 17,589 shares and 23,538 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2025 and 2024, respectively. In addition, the Company incurred $2.1 million and $1.9 million of excise tax during the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $4.0 million of excise tax during the six months ended June 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	August 1, 2025	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer