Form 10-Q
period 2025-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2025-11-07
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025, OR
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

The Registrant had 20,428,445 shares of Common Stock outstanding at September 30, 2025.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

	September 30, 2025	September 30, 2024
Net sales
Products	$766,648	$715,593
Service	263,051	238,942
Total net sales	1,029,699	954,535
Cost of sales
Products	298,897	273,205
Service	121,346	108,863
Gross profit	609,456	572,467
Research and development	51,143	47,117
Selling, general and administrative	248,391	228,777
Amortization	20,022	18,243
Interest expense	17,695	18,599
Restructuring charges	5,972	2,631
Other charges (income), net	(3,003)	(1,852)
Earnings before taxes	269,236	258,952
Provision for taxes	51,743	47,436
Net earnings	$217,493	$211,516

Basic earnings per common share:
Net earnings	$10.60	$10.01
Weighted average number of common shares	20,510,579	21,139,674

Diluted earnings per common share:
Net earnings	$10.57	$9.96
Weighted average number of common and common equivalent shares	20,571,000	21,242,343

Comprehensive income, net of tax (Note 10)	$223,199	$194,101

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

	September 30, 2025	September 30, 2024
Net sales
Products	$2,150,842	$2,128,821
Service	745,822	698,413
Total net sales	2,896,664	2,827,234
Cost of sales
Products	837,985	815,703
Service	343,468	325,263
Gross profit	1,715,211	1,686,268
Research and development	146,774	139,303
Selling, general and administrative	738,488	698,963
Amortization	54,796	54,649
Interest expense	51,127	56,781
Restructuring charges	13,296	17,624
Other charges (income), net	(9,105)	(3,728)
Earnings before taxes	719,835	722,676
Provision for taxes	136,407	111,837
Net earnings	$583,428	$610,839

Basic earnings per common share:
Net earnings	$28.20	$28.69
Weighted average number of common shares	20,687,609	21,288,202

Diluted earnings per common share:
Net earnings	$28.12	$28.55
Weighted average number of common and common equivalent shares	20,746,950	21,396,456

Comprehensive income, net of tax (Note 10)	$513,351	$602,872

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2025 and December 31, 2024
(In thousands, except share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$69,065	$59,362
Trade accounts receivable, less allowances of $16,535 at September 30, 2025
and $16,657 at December 31, 2024	687,264	687,112
Inventories	401,808	342,274
Other current assets and prepaid expenses	123,065	105,158
Total current assets	1,281,202	1,193,906
Property, plant and equipment, net	817,738	770,280
Goodwill	731,206	668,914
Other intangible assets, net	278,354	257,143
Deferred tax assets, net	36,191	34,586
Other non-current assets	376,775	315,170
Total assets	$3,521,466	$3,239,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$247,404	$215,843
Accrued and other liabilities	194,927	187,701
Accrued compensation and related items	184,565	184,532
Deferred revenue and customer prepayments	234,256	204,166
Taxes payable	267,367	193,328
Short-term borrowings and current maturities of long-term debt	63,609	182,623
Total current liabilities	1,192,128	1,168,193
Long-term debt	2,146,249	1,831,265
Deferred tax liabilities, net	108,037	103,953
Other non-current liabilities	324,250	263,478
Total liabilities	3,770,664	3,366,889
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 20,428,445 shares and 20,949,461 shares at September 30, 2025 and December 31, 2024, respectively	448	448
Additional paid-in capital	917,248	897,025
Treasury stock at cost (24,357,566 shares at September 30, 2025 and 23,836,550 shares at December 31, 2024)	(9,705,783)	(9,049,925)
Retained earnings	8,954,824	8,371,420
Accumulated other comprehensive loss	(415,935)	(345,858)
Total shareholders' equity	(249,198)	(126,890)
Total liabilities and shareholders’ equity	$3,521,466	$3,239,999

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2025 and 2024
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	4,898	—	585	1,406	(160)	—	1,831
Repurchases of common stock	(173,700)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(2,083)	—	—	(2,083)
Share-based compensation	—	—	4,722	—	—	—	4,722
Net earnings	—	—	—	—	177,509	—	177,509
Other comprehensive income (loss), net of tax	—	—	—	—	—	21,741	21,741
Balance at March 31, 2024	21,357,370	$448	$876,417	$(8,425,613)	$7,688,105	$(298,074)	$(158,717)
Exercise of stock options and restricted stock units	18,640	—	856	5,449	—	—	6,305
Repurchases of common stock	(156,792)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(1,913)	—	—	(1,913)
Share-based compensation	—	—	4,541	—	—	—	4,541
Net earnings	—	—	—	—	221,814	—	221,814
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,293)	(12,293)
Balance at June 30, 2024	21,219,218	$448	$881,814	$(8,634,576)	$7,909,919	$(310,367)	$(152,762)
Exercise of stock options and restricted stock units	35,371	—	3,689	10,524	(10)	—	14,203
Repurchases of common stock	(151,921)	—	—	(212,499)	—	—	(212,499)
Excise tax on net repurchases of common stock	—	—	—	(1,755)	—	—	(1,755)
Share-based compensation	—	—	4,359	—	—	—	4,359
Net earnings	—	—	—	—	211,516	—	211,516
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17,415)	(17,415)
Balance at September 30, 2024	21,102,668	$448	$889,862	$(8,838,306)	$8,121,425	$(327,782)	$(154,353)

Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options and restricted stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,026)	—	—	(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)
Exercise of stock options and restricted stock units	13,307	—	2,705	4,159	—	—	6,864
Repurchases of common stock	(197,053)	—	—	(218,748)	—	—	(218,748)
Excise tax on net repurchases of common stock	—	—	—	(2,115)	—	—	(2,115)
Share-based compensation	—	—	5,382	—	—	—	5,382
Net earnings	—	—	—	—	202,348	—	202,348
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70,542)	(70,542)
Balance at June 30, 2025	20,599,040	$448	$911,147	$(9,486,086)	$8,737,339	$(421,641)	$(258,793)
Exercise of stock options and restricted stock units	3,811	—	595	1,210	(8)	—	1,797
Repurchases of common stock	(174,406)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,158)	—	—	(2,158)
Share-based compensation	—	—	5,506	—	—	—	5,506
Net earnings	—	—	—	—	217,493	—	217,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,706	5,706
Balance at September 30, 2025	20,428,445	$448	$917,248	$(9,705,783)	$8,954,824	$(415,935)	$(249,198)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2025 and 2024
(In thousands)
(unaudited)

	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net earnings	$583,428	$610,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38,049	37,709
Amortization	54,796	54,649
Deferred tax benefit	(5,127)	(5,061)
Share-based compensation	16,027	13,622
Non-cash discrete tax benefit	—	(22,982)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	40,385	22,616
Inventories	(27,434)	8,834
Other current assets	(4,743)	(1,775)
Trade accounts payable	18,580	(7,807)
Taxes payable	50,040	5,693
Accruals and other	(33,814)	(14,178)
Net cash provided by operating activities	730,187	702,159
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	733
Purchase of property, plant and equipment	(65,620)	(62,622)
Acquisitions	(75,428)	(2,473)
Other investing activities	(12,421)	(4,048)
Net cash used in investing activities	(153,469)	(68,410)
Cash flows from financing activities:
Proceeds from borrowings	1,558,207	1,561,649
Repayments of borrowings	(1,474,937)	(1,576,862)
Proceeds from stock option exercises	10,859	22,339
Repurchases of common stock	(656,246)	(637,497)
Other financing activities	(920)	(1,913)
Net cash used in financing activities	(563,037)	(632,284)
Effect of exchange rate changes on cash and cash equivalents	(3,978)	302
Net increase (decrease) in cash and cash equivalents	9,703	1,767
Cash and cash equivalents:
Beginning of period	59,362	69,807
End of period	$69,065	$71,574

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2025 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments related to global trade/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine and continuing instability in the Middle East, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials and parts	$179,300	$161,416
Work-in-progress	81,296	69,488
Finished goods	141,212	111,370
Total inventory	$401,808	$342,274
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
Other intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$326,190	$(128,952)	$197,238	$289,178	$(116,812)	$172,366
Proven technology and patents	129,944	(90,664)	39,280	123,971	(80,634)	43,337
Tradenames (finite life)	8,221	(6,264)	1,957	7,853	(5,308)	2,545
Tradenames (indefinite life)	35,792	—	35,792	35,088	—	35,088
Other	14,137	(10,050)	4,087	12,426	(8,619)	3,807
	$514,284	$(235,930)	$278,354	$468,516	$(211,373)	$257,143

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $7.6 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, and $20.8 million and $20.3 million for the nine months ended September 30, 2025 and 2024, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $28.7 million for 2025, $27.7 million for 2026, $27.0 million for 2027, $24.3 million for 2028, $22.2 million for 2029, and $21.3 million for 2030. Purchased intangible amortization was $7.1 million, $5.4 million after tax, and $6.4 million, $5.0 million after tax, for the three months ended September 30, 2025 and 2024, respectively, and $19.9 million, $15.3 million after tax, and $19.5 million, $15.1 million after tax, for the nine months ended September 30, 2025 and 2024, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $12.4 million and $11.4 million for the three months ended September 30, 2025 and 2024, respectively, and $33.9 million and $34.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.5 million and $16.0 million of share-based compensation expense for the three and nine months ended September 30, 2025, respectively, compared to $4.4 million and $13.6 million for the corresponding periods in 2024.
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

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures which requires incremental disclosures about a public entity's reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The Company adopted these annual disclosure requirements on a retrospective basis in 2024. See Note 14 for the quarterly reportable segments disclosures.
In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which enhances income tax disclosures, especially related to the rate reconciliation and income taxes paid information. The Company will adopt the annual disclosure requirements prospectively in 2025 and is currently evaluating the impact of these requirements on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses, which requires disclosures about the nature of expenses presented on the face of the income statement. The Company will adopt the annual disclosure requirements in 2027 and is currently evaluating the impact of this guidance on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not determined when and how it will adopt this guidance and is currently evaluating the impact on the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024 follows:

For the three months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$278,252	$39,832	$152,897	$150,526	$145,141	$766,648
Service Revenue:
Point in time	80,158	8,800	48,323	11,795	42,215	191,291
Over time	27,440	3,440	25,956	4,643	10,281	71,760
Total	$385,850	$52,072	$227,176	$166,964	$197,637	$1,029,699

For the three months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$253,663	$42,311	$135,271	$147,851	$136,497	$715,593
Service Revenue:
Point in time	72,240	7,969	43,250	11,852	36,370	171,681
Over time	25,139	3,155	23,316	4,697	10,954	67,261
Total	$351,042	$53,435	$201,837	$164,400	$183,821	$954,535

For the nine months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$797,101	$113,592	$417,320	$425,358	$397,471	$2,150,842
Service Revenue:
Point in time	227,822	25,780	137,462	31,530	109,576	532,170
Over time	79,201	9,557	74,679	13,261	36,954	213,652
Total	$1,104,124	$148,929	$629,461	$470,149	$544,001	$2,896,664

For the nine months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$768,744	$125,350	$423,919	$425,298	$385,510	$2,128,821
Service Revenue:
Point in time	219,213	23,348	129,289	33,506	102,194	507,550
Over time	71,423	9,172	65,707	13,178	31,383	190,863
Total	$1,059,380	$157,870	$618,915	$471,982	$519,087	$2,827,234

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A breakdown of net sales to external customers by geographic customer destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Americas	$431,522	$393,620	$1,223,530	$1,181,992
Europe	292,862	259,993	814,940	792,690
Asia / Rest of World	305,315	300,922	858,194	852,552
Total	$1,029,699	$954,535	$2,896,664	$2,827,234
The Company's global revenue mix by product category is laboratory (55% of sales), industrial (40% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global revenue mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Laboratory	$564,767	$534,835	$1,602,907	$1,583,123
Industrial	406,395	365,514	1,142,223	1,091,616
Retail	58,537	54,186	151,534	152,495
Total	$1,029,699	$954,535	$2,896,664	$2,827,234

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2025 and December 31, 2024 was $43.2 million and $32.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ended September 30, 2025 and 2024 are as follows:

	2025	2024
Beginning balance as of January 1	$204,166	$202,022
Customer pre-payments/deferred revenue	532,093	483,079
Revenue recognized	(513,038)	(474,832)
Foreign currency translation	11,035	381
Ending balance as of September 30	$234,256	$210,650
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
4.     ACQUISITIONS
During the third quarter of 2025, the Company acquired several companies related to its North American distribution and an extension of its life science equipment offering. The cumulative initial cash payments were $72.6 million and the Company may be required to pay additional consideration of up to $31.2 million. The additional consideration is based upon various financial thresholds measured over a period of one to three years after the closing of the respective transaction. The estimated fair value of the aggregate contingent consideration obligation at the time of acquisition of $16.8 million was determined using a Monte Carlo simulation based on the Company's forecast of future financial results.

Goodwill recorded in connection with the acquisitions totaled $48.4 million, which is deductible for tax purposes. Goodwill of $34.8 million and $13.6 million are included in the Company’s U.S. Operations segment and Other Operations segment, respectively. Identified intangible finite-life assets acquired include customer relationships of $30.3 million. The Company used variations of the income approach in determining the fair value of the intangible assets acquired. Specifically, the multi-period excess earnings method was used to determine the fair value of the customer relationships acquired. The Company's determination of the fair value of the acquired intangible assets involved the use of estimates and assumptions principally related to revenue growth, and customer attrition rates.

The identifiable finite-life intangible assets will be amortized on a straight-line basis over periods of 5 to 10 years and the annual aggregate amortization expense is estimated at $3.3 million. Net tangible assets acquired were $7.7 million and were recorded at fair value in the consolidated financial statements. Acquired assets of $6.6 million and $1.1 million are included in the Company's U.S. Operations segment and Other Operations segment, respectively.

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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2025 and December 31, 2024, respectively. A derivative gain of $5.0 million based upon interest rates at September 30, 2025, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2025.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2025 and December 31, 2024, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $2.0 million and a net loss of $3.1 million during the three months ended September 30, 2025 and 2024, respectively, and a net loss of $9.3 million and a net gain of $1.5 million during the nine months ended September 30, 2025 and 2024, respectively, which offset the related transaction gains (losses) associated with these contracts. At September 30, 2025 and December 31, 2024, these contracts had a notional value of $913.9 million and $788.6 million, respectively.
6.    FAIR VALUE MEASUREMENTS
At September 30, 2025 and December 31, 2024, the Company had derivative assets totaling $1.4 million and $9.2 million respectively, and derivative liabilities totaling $33.7 million and $8.5 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2025 and December 31, 2024.
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
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	September 30, 2025	December 31, 2024	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$1,397	$7,949	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	—	$855	Other current assets and prepaid expenses
Cross currency swap agreement	—	398	Other non-current assets
Total derivative assets	$1,397	$9,202

Foreign currency forward contracts not designated as hedging instruments	$1,652	$4,078	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	—	—	Accrued and other liabilities
Cross currency swap agreement	32,074	4,463	Other non-current liabilities
Total derivative liabilities	$33,726	$8,541
The Company had $12.5 million and $3.7 million of cash equivalents at September 30, 2025 and December 31, 2024, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $183.8 million as of September 30, 2025. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
The Company has acquisition-related contingent consideration obligations totaling $16.8 million based upon actual results and future financial projections as of September 30, 2025. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    INCOME TAXES
The Company's reported tax rate was 19.2% and 18.3% during the three months ended September 30, 2025 and 2024, respectively and 18.9% and 15.5% during the nine months ended September 30, 2025 and 2024, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2025 and 2024. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises. The reported tax rate for the nine month period ended September 30, 2024 also includes a non-cash discrete tax benefit of $23 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit.
On July 4, 2025, the United States enacted new tax legislation into law. The Company reflected the impact of the legislation, which was not material, during the three months ended September 30, 2025. The Company does not expect the legislation to have a material impact on its projected annual income tax rate or consolidated financial statements..

8.    DEBT
Debt consisted of the following at September 30, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,260	146,260
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,961	157,961
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,260	146,260
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	117,008	117,008
Debt issuance costs, net	(2,141)	(1,807)	(3,948)
Total Senior Notes	697,859	565,682	1,263,541
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	491,556	381,515	873,071
Other local arrangements	13,100	60,146	73,246
Total debt	1,202,515	1,007,343	2,209,858
Less: current portion	(3,898)	(59,711)	(63,609)
Total long-term debt	$1,198,617	$947,632	$2,146,249
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of September 30, 2025, the Company had $472.4 million of additional borrowings

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
available under its Credit Agreement, and the Company maintained $69.1 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the prior Credit Agreement, with which the Company was in compliance as of September 30, 2025. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods applicable.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $0.1 million and unrealized loss of $17.9 million for the three months ended September 30, 2025 and 2024, respectively, and an unrealized loss of $63.7 million and unrealized loss of $4.6 million for the nine month periods ended September 30, 2025 and 2024, respectively. The Company has an unrealized loss of $21.4 million recorded in accumulated other comprehensive income (loss) as of September 30, 2025.
Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.

9.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2025, the Company's Board of Directors authorized an additional $2.75 billion to be added to its share repurchase program, which had $1.1 billion of remaining availability as of September 30, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 32.9 million shares at an average price per share of $317.56 since the inception of the program in 2004 through September 30, 2025. During the nine months ended September 30, 2025 and 2024, the Company spent $656.2 million and $637.5 million on the repurchase of 542,416 shares and 482,413 shares at an average price per share of $1,209.84 and $1,321.46, respectively. The Company also reissued 21,400 shares and 58,909 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company incurred $2.2 million and $1.8 million of excise tax during the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $5.8 million of excise tax during the nine months ended September 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings	$217,493	$211,516	$583,428	$610,839
Other comprehensive income (loss), net of tax	5,706	(17,415)	(70,077)	(7,967)
Comprehensive income, net of tax	$223,199	$194,101	$513,351	$602,872

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2025 and 2024:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(17,013)	—	(17,013)
Foreign currency translation adjustment	(55,984)	—	(23,390)	(79,374)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	16,781	9,529	26,310
Net change in other comprehensive income (loss), net of tax	(55,984)	(232)	(13,861)	(70,077)
Balance at September 30, 2025	$(189,487)	$(4,152)	$(222,296)	$(415,935)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	4,448	—	4,448
Foreign currency translation adjustment	(12,677)	—	1,677	(11,000)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,767)	7,352	(1,415)
Net change in other comprehensive income (loss), net of tax	(12,677)	(4,319)	9,029	(7,967)
Balance at September 30, 2024	$(129,907)	$(4,199)	$(193,676)	$(327,782)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2025	2024	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(1,162)	$11,042	(a)
Provision for taxes	(221)	2,098	Provision for taxes
Total, net of taxes	$(941)	$8,944

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,107	$3,125	(b)
Provision for taxes	806	636	Provision for taxes
Total, net of taxes	$3,301	$2,489
(a) The cross currency swap reflects an unrealized loss of $0.9 million for the three months ended September 30, 2025 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.1 million recorded in interest expense for the three months ended September 30, 2025.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended September 30, 2025 and 2024.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Nine Months Ended
	September 30,
	2025	2024	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$20,717	$(10,823)	(a)
Provision for taxes	3,936	(2,056)	Provision for taxes
Total, net of taxes	$16,781	$(8,767)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$11,867	$9,231	(b)
Provision for taxes	2,338	1,879	Provision for taxes
Total, net of taxes	$9,529	$7,352
(a) The cross currency swap reflects an unrealized loss of $27.1 million for the nine months ended September 30, 2025 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $6.4 million recorded in interest expense for the nine months ended September 30, 2025.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the nine months ended September 30, 2025 and 2024.

11.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2025	2024
Three months ended	60,421	102,669
Nine months ended	59,341	108,254
Outstanding options and restricted stock units to purchase or receive 72,958 and 45,292 shares of common stock for the three month period ended September 30, 2025 and 2024, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 92,090 and 60,982 shares for the nine month period ended September 30, 2025 and 2024, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
12.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost, net	$233	$397	$4,923	$4,040	$—	$—	$5,156	$4,437
Interest cost on projected benefit obligations	1,201	1,192	3,941	4,503	6	7	5,148	5,702
Expected return on plan assets	(1,428)	(1,368)	(11,397)	(9,394)	—	—	(12,825)	(10,762)
Recognition of prior service cost	—	—	(1,083)	(1,167)	(19)	(18)	(1,102)	(1,185)
Recognition of actuarial losses/(gains)	393	521	4,849	3,782	8	8	5,250	4,311
Net periodic pension cost/(credit)	$399	$742	$1,233	$1,764	$(5)	$(3)	$1,627	$2,503

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost, net	$699	$1,191	$14,079	$11,952	$—	$—	$14,778	$13,143
Interest cost on projected benefit obligations	3,603	3,575	11,315	13,352	17	20	14,935	16,947
Expected return on plan assets	(4,284)	(4,104)	(32,613)	(27,789)	—	—	(36,897)	(31,893)
Recognition of prior service cost	—	—	(3,087)	(3,448)	(56)	(56)	(3,143)	(3,504)
Recognition of actuarial losses/(gains)	1,178	1,562	13,862	11,181	24	24	15,064	12,767
Net periodic pension cost/(credit)	$1,196	$2,224	$3,556	$5,248	$(15)	$(12)	$4,737	$7,460

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

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits were $3.5 million and $1.9 million for the three month periods ended September 30, 2025 and 2024, respectively, and $10.1 million and $5.7 million for the nine month periods ended September 30, 2025 and 2024, respectively. Other charges (income), net also includes $1.3 million of acquisition transaction costs for the three and nine months ended September 30, 2025.
14.    SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2024, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other Operations.

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
The following tables show the operations of the Company’s operating segments:

Three Months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$385,850	$52,072	$227,176	$166,964	$197,637	$—	$1,029,699
Net sales to other segments	35,784	218,605	52,029	87,272	11,213	(404,903)	—
Total net sales	421,634	270,677	279,205	254,236	208,850	(404,903)	1,029,699
Segment cost of sales(c)	186,632	126,308	126,898	112,946	113,874
Segment period expense(d)	135,097	62,336	95,061	47,034	58,292
Unallocated expense / eliminations						60,202
Segment profit	$99,905	$82,033	$57,246	$94,256	$36,684	$(60,202)	$309,922

Nine Months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,104,124	$148,929	$629,461	$470,149	$544,001	$—	$2,896,664
Net sales to other segments	109,050	594,434	147,663	247,664	28,899	(1,127,710)	—
Total net sales	1,213,174	743,363	777,124	717,813	572,900	(1,127,710)	2,896,664
Segment cost of sales(c)	536,803	345,338	345,947	323,415	308,978
Segment period expense(d)	399,470	184,416	279,006	134,787	171,644
Unallocated expense / eliminations						164,621
Segment profit	$276,901	$213,609	$152,171	$259,611	$92,278	$(164,621)	$829,949
(a)Other Operations includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.
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

Three Months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$351,042	$53,435	$201,837	$164,400	$183,821	$—	$954,535
Net sales to other segments	37,411	188,956	43,605	78,069	5,786	(353,827)	—
Total net sales	388,453	242,391	245,442	242,469	189,607	(353,827)	954,535
Segment cost of sales(c)	167,199	106,381	113,969	107,650	105,255
Segment period expense(d)	123,977	55,815	87,513	45,384	52,897
Unallocated expense / eliminations						45,749
Segment profit	$97,277	$80,195	$43,960	$89,435	$31,455	$(45,749)	$296,573

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

Nine Months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,059,380	$157,870	$618,915	$471,982	$519,087	$—	$2,827,234
Net sales to other segments	110,846	581,521	133,513	240,604	16,722	(1,083,206)	—
Total net sales	1,170,226	739,391	752,428	712,586	535,809	(1,083,206)	2,827,234
Segment cost of sales(c)	505,417	369,557	349,169	315,640	295,760
Segment period expense(d)	373,649	174,749	263,864	132,191	158,785
Unallocated expense / eliminations						123,657
Segment profit	$291,160	$195,085	$139,395	$264,755	$81,264	$(123,657)	$848,002

(a)Other Operations includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.
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

    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Segment profit	$309,922	$296,573	$829,949	$848,002
Amortization	(20,022)	(18,243)	(54,796)	(54,649)
Interest expense	(17,695)	(18,599)	(51,127)	(56,781)
Restructuring charges	(5,972)	(2,631)	(13,296)	(17,624)
Other income, net	3,003	1,852	9,105	3,728
Earnings before taxes	$269,236	$258,952	$719,835	$722,676

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,160	$1,764	$1,509	$2,360	$1,278	$1,644	$12,715
Total assets	$4,291,423	$4,075,489	$1,672,058	$949,603	$489,820	$(7,956,927)	$3,521,466
Purchase of property, plant, and equipment	$(6,219)	$(3,355)	$(3,384)	$(6,806)	$(3,097)	$(25,504)	$(48,365)
Goodwill	$567,223	$29,029	$107,218	$615	$27,121	$—	$731,206

Nine Months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$12,481	$5,110	$4,309	$7,019	$4,395	$4,735	$38,049
Purchase of property, plant, and equipment	$(8,517)	$(4,058)	$(4,581)	$(8,523)	$(4,406)	$(35,535)	$(65,620)
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

Three Months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,442	$1,826	$1,310	$2,353	$1,317	$1,588	$12,836
Total assets	$4,020,585	$3,869,423	$1,570,262	$1,184,116	$425,251	$(7,749,809)	$3,319,828
Purchase of property, plant, and equipment	$(5,714)	$(3,983)	$(3,839)	$(4,570)	$(2,691)	$(24,376)	$(45,173)
Goodwill	$526,337	$27,316	$104,334	$629	$13,788	$—	$672,404

Nine Months ended September 30, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$12,768	$5,307	$3,977	$7,093	$3,975	$4,589	$37,709
Purchase of property, plant, and equipment	$(10,139)	$(5,065)	$(4,831)	$(5,667)	$(4,376)	$(32,544)	$(62,622)
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

15.    COMMITMENTS AND CONTINGENCIES
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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

Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2025 and 2024 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$1,029,699	100.0	$954,535	100.0	$2,896,664	100.0	$2,827,234	100.0
Cost of sales	420,243	40.8	382,068	40.0	1,181,453	40.8	1,140,966	40.4
Gross profit	609,456	59.2	572,467	60.0	1,715,211	59.2	1,686,268	59.6
Research and development	51,143	5.0	47,117	4.9	146,774	5.1	139,303	4.9
Selling, general and administrative	248,391	24.1	228,777	24.0	738,488	25.5	698,963	24.7
Amortization	20,022	1.9	18,243	1.9	54,796	1.9	54,649	1.9
Interest expense	17,695	1.7	18,599	1.9	51,127	1.7	56,781	2.0
Restructuring charges	5,972	0.6	2,631	0.3	13,296	0.5	17,624	0.6
Other charges (income), net	(3,003)	(0.2)	(1,852)	(0.2)	(9,105)	(0.4)	(3,728)	(0.1)
Earnings before taxes	269,236	26.1	258,952	27.2	719,835	24.9	722,676	25.6
Provision for taxes	51,743	5.0	47,436	5.0	136,407	4.8	111,837	4.0
Net earnings	$217,493	21.1	$211,516	22.2	$583,428	20.1	$610,839	21.6

Recent developments in global trade disputes/tariffs
In 2025, the U.S. government enacted incremental tariff rates at various levels ranging from 10% to 145% on U.S. imports from certain foreign countries. In response to the U.S. tariffs, the Chinese government implemented an additional tariff of 125% on imports from the U.S. that has been reduced to 10%. We estimate we will incur costs before mitigation actions from the incremental 2025 tariff rates of approximately $50 million in 2025. We are implementing various actions to fully offset the effect of the current incremental tariffs in 2026. Incremental tariff rates during 2025 are currently 39% on imports from Switzerland, 25% on non-USMCA imports from Mexico, 30% on imports from China, 15% on imports from the European Union and 10% on imports from the United Kingdom. The U.S. government has indicated it may make further changes to tariff rates in the future, especially related to China, that may adversely impact our financial results in future periods.

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

Net sales
Net sales were $1.0 billion and $954.5 million for the three months ended September 30, 2025, and 2024, respectively, and $2.9 billion and $2.8 billion for nine month periods ended September 30, 2025 and 2024, respectively. Sales in U.S. dollars increased 8% for the three month period and 2% for the nine month period ended September 30, 2025. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% for the three month period and 2% for the nine month period ended September 30, 2025. Net sales in local currencies increased 5% for the three month period ended September 30, 2025 excluding acquisitions. We estimate that net sales growth for the nine months ended September 30, 2025 was reduced approximately 2% from the recovery of previously disclosed shipping delays during the three months ended March 31, 2024 related to a new external European logistics service provider.

Excluding this impact, sales increased 4% in local currency for the nine months ended September 30, 2025 compared to the corresponding period in 2024.
We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, the recent escalation in global trade disputes/tariffs has increased uncertainty in our end markets and the global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine, and continuing instability in the Middle East also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These topics could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales by geographic destination for the three months ended September 30, 2025 in U.S. dollars increased 10% in the Americas, 13% in Europe, and 1% Asia/Rest of World. In local currencies, our net sales by geographic destination increased 10% in the Americas, 6% in Europe, and 1% in Asia/Rest of World. Net sales in the Americas benefited approximately 1% from acquisitions for the three months ended September 30, 2025. Our net sales by geographic destination for the nine months ended September 30, 2025 in U.S. dollars increased 4% in the Americas, 3% in Europe, and 1% in Asia/Rest of World. Net sales by geographic destination for the nine months ended September 30, 2025 in local currencies increased 4% in the Americas and 1% Asia/Rest of World, and were flat in Europe. Net sales in Asia/Rest of World in local currency includes an increase of 2% and flat sales in China during the three and nine months ended September 30, 2025. Excluding the impact of the recovery of delayed shipments in the prior year, local currency sales during the nine months ended September 30, 2025 increased 5% in the Americas, 3% in Europe, and 2% in Asia/Rest of World, with a 1% increase in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2024, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 7% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2025 and increased 1% in U.S. dollars and were flat in local currencies for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Service revenue (including spare parts) increased 10% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2025 and increased 7% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Service revenue benefited approximately 1% from acquisitions for the three months ended September 30, 2025.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales, increased 6% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2025, and increased 1% in both U.S. dollars and local currencies for the nine months ended September 30, 2025. Laboratory net sales growth for the nine months ended September 30, 2025 was reduced by approximately 3% from the recovery of previously disclosed shipping delays during the nine month period ended September 30, 2024. The local currency increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2025 includes growth in most product categories, with particularly strong growth in process analytics during the three months ended September 30, 2025.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales, increased 11% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2025, and increased 5% in U.S. dollars and 4% local currencies for the nine months ended September 30, 2025. Net sales of our industrial products and services benefited approximately 1% from acquisitions for the three months ended September 30, 2025. Industrial net sales growth for the nine months ended September 30, 2025 was reduced by approximately 1% from the recovery of previously disclosed shipping delays during the nine month period ended September 30, 2024. The local currency increase in net sales of our industrial-related products for the three months ended September 30, 2025 includes strong growth in most product categories, especially core-industrial products. The nine months ended September 30, 2025 also benefited from excellent growth in product inspection.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, increased 8% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2025, and decreased 1% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2025. Retail net sales growth for the nine months ended September 30, 2025 was reduced by approximately 3% from the recovery of the previously disclosed shipping delays during the nine month period ended September 30, 2024. The local currency net sales of our food retailing products for the three and nine months ended September 30, 2025 are impacted by the timing of customer project activity with strong growth in Europe during the three month period ended September 30, 2025.
Gross profit
Gross profit as a percentage of net sales was 59.2% and 60.0% for the three months ended September 30, 2025 and 2024, respectively, and 59.2% and 59.6% for the nine months ended September 30, 2025 and 2024, respectively.
Gross profit as a percentage of net sales for products was 61.0% and 61.8% for the three months ended September 30, 2025 and 2024, respectively, and 61.0% and 61.7% for the nine months ended September 30, 2025 and 2024, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 53.9% and 54.4% for the three months ended September 30, 2025 and 2024, respectively, and 53.9% and 53.4% for the nine months ended September 30, 2025 and 2024, respectively.
The decrease in gross profit as a percentage of net sales for the three and nine months ended September 30, 2025 primarily reflects increased tariff costs and unfavorable business mix, partially offset by favorable price realization and benefits from our SternDrive program. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2025 also includes lower sales volume related to the recovery of shipping delays in the prior year.
The escalation in global trade disputes/tariffs may negatively impact our gross margins in future periods. As previously mentioned, we have implemented various actions to mitigate the effect of the tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% and 4.9% for the three months ended September 30, 2025 and 2024, respectively, and was 5.1% and 4.9% for the nine months ended September 30, 2025 and 2024, respectively. Research and development expenses increased 9% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2025, and increased 5% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024.
Selling, general and administrative expenses as a percentage of net sales were 24.1% and 24.0% for the three months ended September 30, 2025 and 2024, respectively, and were 25.5% and 24.7% for the nine months ended September 30, 2025 and 2024, respectively. Selling, general and administrative expenses increased 9% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2025, and increased 6% in U.S. dollars and 4% local currencies for the nine months ended September 30, 2025. The local currency increase for the three and nine months ended September 30, 2025 includes sales and marketing investments, offset in part by savings from our cost savings initiatives.

Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $20.0 million and $18.2 million for the three months ended September 30, 2025 and 2024, respectively, and $54.8 million and $54.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Interest expense was $17.7 million and $18.6 million for the three months ended September 30, 2025 and 2024, respectively, and $51.1 million and $56.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Restructuring charges were $6.0 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $13.3 million and $17.6 million for the nine months ended September 30, 2025 and 2024, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $3.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $10.1 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively. Other charges (income), net also includes $1.3 million of acquisition transaction costs for the three and nine months ended September 30, 2025.
Our reported tax rate was 19.2% and 18.3% during the three months ended September 30, 2025 and 2024, respectively, and 18.9% and 15.5% during the nine months ended September 30, 2025 and 2024, respectively. The reported tax rate for the nine month period ended September 30, 2024 includes a non-cash discrete tax benefit of $23.0 million resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The provision for taxes is based upon our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended September 30, 2025 and 2024. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises and the non-recurring discrete tax item in the prior year.
On July 4, 2025, the United States enacted new tax legislation into law. We reflected the impact of the legislation, which was not material, during the three months ended September 30, 2025. We do not expect the legislation to have a material impact on our projected annual income tax rate or consolidated financial statements.

Results of Operations – by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other Operations. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2024.
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	%	2025	2024	%
Net sales to external customers	$385,850	$351,042	10%	$1,104,124	$1,059,380	4%
Net sales to other segments	35,784	37,411	(4)%	109,050	110,846	(2)%
Segment net sales	421,634	388,453	9%	1,213,174	1,170,226	4%
Segment cost of sales	186,632	167,199	12%	536,803	505,417	6%
Segment period expense	135,097	123,977	9%	399,470	373,649	7%
Segment profit	$99,905	$97,277	3%	$276,901	$291,160	(5)%

Segment net sales increased 9% and 4% for the three and nine months ended September 30, 2025, respectively, compared with the corresponding periods in 2024. Net sales to external customers increased 10% and 4% for the three and nine months ended September 30, 2025, respectively, compared with the corresponding periods in 2024. Net sales to external customers and segment net sales benefited 1% from acquisitions for the three months ended September 30, 2025. The growth in net sales to external customers during the nine months ended September 30, 2025 was reduced approximately 1% from the recovery of previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2025 includes particularly strong growth in process analytics and product inspection. Net sales to external customers for the three months ended September 30, 2025 also includes strong growth in core industrial.
Segment profit increased $2.6 million and decreased $14.3 million for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024. Segment profit during the three and nine months ended September 30, 2025 includes higher tariff costs offset in part by pricing. Segment profit during the nine months ended September 30, 2025 was also negatively impacted by lower sales volume in the first quarter related to the previously disclosed shipping delay recovery in the prior year.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$52,072	$53,435	(3)%	$148,929	$157,870	(6)%
Net sales to other segments	218,605	188,956	16%	594,434	581,521	2%
Segment net sales	270,677	242,391	12%	743,363	739,391	1%
Segment cost of sales	126,308	106,381	19%	345,338	369,557	(7)%
Segment period expense	62,336	55,815	12%	184,416	174,749	6%
Segment profit	$82,033	$80,195	2%	$213,609	$195,085	9%
1)Represents U.S. dollar growth (decline).

Segment net sales increased 12% in U.S. dollars and 4% in local currency for the three months ended September 30, 2025, and increased 1% in U.S. dollars and decreased 4% in local currency for the nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. Net sales to external customers decreased 3% in U.S. dollars and 7% in local currency for the three months ended September 30, 2025 and decreased 6% in U.S. dollars and 8% in local currency for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. The decline in net sales to external customers during the nine months ended September 30, 2025 includes a 4% decline from the recovery of previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2025 includes declines in most product categories.
Segment profit increased $1.8 million and $18.5 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. Segment profit increased during the three months ended September 30, 2025 primarily due to higher net sales to other segments, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$227,176	$201,837	13%	$629,461	$618,915	2%
Net sales to other segments	52,029	43,605	19%	147,663	133,513	11%
Segment net sales	279,205	245,442	14%	777,124	752,428	3%
Segment cost of sales	126,898	113,969	11%	345,947	349,169	(1)%
Segment period expense	95,061	87,513	9%	279,006	263,864	6%
Segment profit	$57,246	$43,960	30%	$152,171	$139,395	9%
1)Represents U.S. dollar growth (decline).

Segment net sales increased 14% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2025 and increased 3% in U.S. dollars and were flat in local currencies for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers increased 13% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2025, and increased 2% in U.S. dollars and decreased 1% in local currencies for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. The growth in net sales to external customers during the nine months ended September 30, 2025 was reduced approximately 3% from the recovery of previously disclosed shipping delays during the nine month period ended September 30, 2024. Net sales to external customers for the three months ended September 30, 2025 includes very strong growth in core industrial and retail products.
Segment profit increased $13.3 million and $12.8 million for the three and nine month periods ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The increase in segment profit during the three and nine months ended September 30, 2025 includes increased net sales and benefits from our margin expansion initiatives, as well as favorable foreign currency translation.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$166,964	$164,400	2%	$470,149	$471,982	—%
Net sales to other segments	87,272	78,069	12%	247,664	240,604	3%
Segment net sales	254,236	242,469	5%	717,813	712,586	1%
Segment cost of sales	112,946	107,650	5%	323,415	315,640	2%
Segment period expense	47,034	45,384	4%	134,787	132,191	2%
Segment profit	$94,256	$89,435	5%	$259,611	$264,755	(2)%
1)Represents U.S. dollar growth (decline).

Segment net sales increased 5% in both U.S. dollars and local currency for the three months ended September 30, 2025 and increased 1% in both U.S. dollars and local currency for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers increased 2% in U.S. dollars and 1% in local currency by origin for the three months ended September 30, 2025 and were flat in both U.S. dollars and local currency during the nine months ended September 30, 2025, compared to the corresponding periods in 2024. The growth in net sales to external customers during the nine months ended September 30, 2025 was reduced approximately 1% from the recovery of previously disclosed shipping delays during the nine month period ended September 30, 2024. Net sales to external customers for the three months ended September 30, 2025 includes modest growth in both industrial and laboratory-related products.
Segment profit increased $4.8 million and decreased $5.1 million for the three and nine month periods ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The increase in segment profit during the three months ended September 30, 2025 includes higher sales volume and benefits from our margin expansion initiatives.
Other Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	%1)	2025	2024	%1)
Net sales to external customers	$197,637	$183,821	8%	$544,001	$519,087	5%
Net sales to other segments	11,213	5,786	94%	28,899	16,722	73%
Segment net sales	208,850	189,607	10%	572,900	535,809	7%
Segment cost of sales	113,874	105,255	8%	308,978	295,760	4%
Segment period expense	58,292	52,897	10%	171,644	158,785	8%
Segment profit	$36,684	$31,455	17%	$92,278	$81,264	14%
1)Represents U.S. dollar growth (decline).

Segment net sales increased 10% in U.S. dollars and 9% in local currency for the three months ended September 30, 2025 and increased 7% in U.S. dollars and 8% in local currency for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Net sales to external customers increased 8% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2025 and increased 5% in both U.S. dollars and local currencies for the nine months ended September 30, 2025, compared to the corresponding periods in 2024. Other Operations net sales to external customers and segment net sales benefited approximately 1% from acquisitions for the three months ended September 30, 2025. The growth in net sales to external customers during the nine months ended September 30, 2025 was reduced approximately 3% from the recovery of previously disclosed shipping delays during the nine months ended September 30, 2024. Net sales to external customers for the three and nine months ended September 30, 2025 includes strong growth in most product categories, particularly process analytics.

Segment profit increased $5.2 million and $11.0 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The increase in segment profit for the three and nine months ended September 30, 2025 is primarily related to increased sales volume and benefits from our margin expansion initiatives.
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
Cash provided by operating activities totaled $730.2 million during the nine months ended September 30, 2025, compared to $702.2 million in the corresponding period in 2024. The increase for the nine months ended September 30, 2025 includes lower tax payments and favorable working capital, offset in part by higher cash incentive payments of approximately $36 million related to prior year performance.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $65.6 million for the nine months ended September 30, 2025 compared to $62.6 million in the corresponding period in 2024.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the third quarter of 2025, we acquired several acquisitions related to our North America distribution and an extension of our life science equipment offering. The cumulative initial cash payments were $72.6 million and we may be required to pay additional consideration of up to $31.2 million. Goodwill recorded in connection with the acquisitions totaled $48.4 million. We also recorded $31.8 million of identified intangibles primarily pertaining to customer relationships in connection with the acquisitions, which will be amortized on a straight-line basis over 5 to 10 years. For additional information related to these acquisitions, refer to Note 4 to the interim consolidated financial statements.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $656.2 million and $637.5 million on the repurchase of 542,416 shares and 482,413 shares, during the nine months ended September 30, 2025 and 2024, respectively.

Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,260	146,260
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,961	157,961
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,260	146,260
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	117,008	117,008
Debt issuance costs, net	(2,141)	(1,807)	(3,948)
Total Senior Notes	697,859	565,682	1,263,541
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	491,556	381,515	873,071
Other local arrangements	13,100	60,146	73,246
Total debt	1,202,515	1,007,343	2,209,858
Less: current portion	(3,898)	(59,711)	(63,609)
Total long-term debt	$1,198,617	$947,632	$2,146,249
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, we entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended our $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement), that is further described in Note 8 of our consolidated financial statements.
As of September 30, 2025, we had $472.4 million of additional borrowings available under our Credit Agreement, and we maintained $69.1 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of September 30, 2025.
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
Share Repurchase Program
In November 2025, the Company's Board of Directors authorized an additional $2.75 billion to be added to our share repurchase program, which had $1.1 billion of remaining availability as of September 30, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 32.9 million shares at an average price per share of $317.56 since the inception of the program in 2004 through September 30, 2025. During the nine months ended September 30, 2025 and 2024, we spent $656.2 million and $637.5 million on the repurchase of 542,416 and 482,413 shares at an average price per share of $1,209.84 and $1,321.46, respectively. We also reissued 21,400 shares and 58,909 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2025 and 2024, respectively. In addition, we incurred $2.2 million and $1.8 million of excise tax during the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $5.8 million of excise tax during the nine months ended September 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at September 30, 2025, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $53.1 million in the reported U.S. dollar value of our debt.

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
We make forward-looking statements in this Quarterly Report about future events or our future financial performance, including sales and earnings growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, share repurchases, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, the impact of inflation, ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine and continuing instability in the Middle East on our business.
Our forward-looking statements may not be accurate or complete, speak only as of the date of this Quarterly Report, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, inflation, the conflict in Ukraine and continuing instability in the Middle East. See in particular “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2025 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2025	61,728	$1,219.71	61,728	$1,195,646
August 1 to August 31, 2025	59,056	$1,274.95	59,056	$1,120,351
September 1 to September 30, 2025	53,622	$1,271.15	53,622	$1,052,188
Total	174,406	$1,254.23	174,406	$1,052,188
In November 2025, the Company's Board of Directors authorized an additional $2.75 billion to be added to the share repurchase program, which had $1.1 billion of remaining availability as of September 30, 2025. The Company has purchased 32.9 million shares at an average price per share of $317.56 since the inception of the program in 2004 through September 30, 2025.
During the nine months ended September 30, 2025 and 2024, the Company spent $656.2 million and $637.5 million on the repurchase of 542,416 and 482,413 shares at an average price per share of $1,209.84 and $1,321.46, respectively. The Company also reissued 21,400 shares and 58,909 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company incurred $2.2 million and $1.8 million of excise tax during the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $5.8 million of excise tax during the nine months ended September 30, 2025 and 2024, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	November 7, 2025	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer