Form 10-K
period 2025-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2026-02-06
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 23, 2026 there were 20,325,250 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2025 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025) was approximately $24.2 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2026	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
We make forward-looking statements about future events or our future financial performance, including sales and earnings growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, share repurchases, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, the impact of inflation, ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine and continuing instability in the Middle East on our business.
Our forward-looking statements may not be accurate or complete, speak only as of the date of this Annual Report, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, inflation, the conflict in Ukraine and continuing instability in the Middle East. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Our business is geographically diversified, with net sales in 2025 derived 42% from North and South America, 29% from Europe, and 29% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers, moisture analyzers, and cell counters. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated by our instruments and automate workflows. The laboratory instruments and related service business accounted for approximately 56% of our net sales in 2025 and 2024, compared to 55% in 2023.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 39% of our net sales in 2025, 2024 and 2023.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer weighing and software solutions, which can integrate counter, self-service, backroom, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. In addition, we offer weighing solutions for fast-growing areas like self-checkout and unmanned stores, as well as AI-driven image recognition solutions for fresh goods. The customer benefits of our retail solutions are in the areas of enterprise-wide device management as well as article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 5% of our net sales in 2025 and 2024, compared to 6% in 2023.

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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2025 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2025, our sales and service group consisted of approximately 9,300 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on-demand services, and replacement parts) accounted for approximately 25% of our net sales in 2025, 24% in 2024, and 23% in 2023.

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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $574 million in research and development ($199 million in 2025, $189 million in 2024, and $185 million in 2023), which is approximately 5% of net sales for each year. Our research and development efforts fall into three categories:
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
Employees
Our total global workforce was approximately 18,100, consisting of 16,600 employees and 1,500 temporary personnel, as of December 31, 2025, and includes approximately 6,200 in Europe, 5,200 in North and South America, and 6,700 in Asia and other countries.
We are proud of our corporate culture and our talented employees. We endeavor to continue to provide an attractive work environment and keep our employees fully engaged. We know that our future success depends on attracting, developing, and retaining the best employees. We promote equal opportunity and inclusiveness worldwide and value our employees around the world. We employ people of almost 100 nationalities.
We promote inclusion and we encourage all employees to take on more responsibilities and management positions. As of December 31, 2025, approximately 36% of our global employee headcount was female, with approximately 30% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2025, approximately 91% of employees completed one or more training courses, including part-time and temporary personnel. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and there has been one fatality from an occupational incident related to a motor vehicle accident in the past five years.
We believe our employee relations are positive, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 9,500 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, providing after-sales services, and handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. More than 15 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant positive impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering sustainable products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces (see Employees section above), and (5) following corporate governance best practices.
We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As an example, as of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions by realizing efficiency improvements, sourcing 100% renewable electricity for all our operations, and using offsets. We also have goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case achieved in 2025. Furthermore, we strive to make our products and packaging increasingly sustainable and have committed to greenhouse gas emission reduction targets with respect to Scopes 1, 2, and 3. Our commitment includes near-term and long-term net-zero targets approved by the Science Based Target initiative (SBTi). As a further example, we pursue several goals related to supply chain transparency including risk assessments and targeted supplier audits. We report annually on our progress related to sustainability topics in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
Blue Ocean refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We also are largely standardizing our key business processes. The systems and processes have been implemented in most of our operations on a staggered basis over a multi-year period. We estimate that we have more than 95% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
Intellectual Property
We hold over 5,600 patents and trademarks (including pending applications), primarily in the United States, Canada, Switzerland, China, the European Union, Germany, the United Kingdom, Italy, France, Japan, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
Most of our business is derived from companies in developed countries. Economic uncertainty and challenging market conditions in many parts of the world, including international trade disputes, tariffs, inflation, governmental monetary policies, interest rates, armed conflicts, and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries continue to experience slow growth or experience a recession, we could see the following effects:
•slower growth in our sales compared to prior years;
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
We are subject to risks associated with our international operations, including our significant concentration of business in China.
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. In addition to the currency risks discussed below, our international operations pose other potential substantial risks for us, including the following:
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
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $19.2 million of cash at December 31, 2025, in our Chinese subsidiaries;
•restrictions on investments and/or limitations regarding foreign ownership;
•adverse tax consequences, including tax disputes and imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•domestic purchasing requirements that could favor local competition;
•other uncertain local economic, political, and social conditions, including inflation, hyper-inflation, and other decreases in purchasing power, or periods of low or no productivity growth, or effects of natural disasters or pandemics and epidemics;
•reduced foreign investment and/or demand;
•credit tightening or reduction in credit availability for local customers;
•geopolitical topics within Asia and other regions; and
•emerging markets can be volatile and change quickly.
China represents a significant portion of our business and financial results and has an important role in our global supply chain. For example, our Chinese operations accounted for 16% of sales to external customers, 29% of total segment profit, and approximately 29% of our global production during 2025. In recent years, geopolitical tensions have increased, particularly between the United States and China. Among other issues, these geopolitical topics have resulted in increased tariffs and trade restrictions. The Chinese government and other governments have also increased their focus on domestic purchasing requirements. In addition, due to increasing political tensions and potential tariff increases, many companies are seeking increased flexibility in their supply chains that may result in reduced foreign investment in China. The Chinese economy remains under pressure and is impacted by challenges with the country's real estate market that affects domestic consumption and has historically been a source of funds for government stimulus. These risks, all of which will be exacerbated by trade wars and tariffs, could lead to reduced sales in China, as well as higher costs.
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
The EU Council has been working to expand renewable energy use, reduce consumption, and diversify energy sources due to reduced Russian energy supplies as a result of the war between Ukraine and Russia. This may impact energy availability and costs in Europe and could impact our European manufacturing operations and demand for our products in Europe.
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
Our mitigation measures reduce, but cannot eliminate, the risk of a cybersecurity incident, and our systems remain potentially vulnerable to cybersecurity threats. A cybersecurity incident would harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. Our cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or asset or data loss as a result of cybersecurity incidents.
In addition, regulatory or legislative action related to cybersecurity, privacy, and data protection worldwide, such as the European General Data Protection Regulation, increases the costs to develop, implement, or secure our products or services. We expect cybersecurity regulations to continue to evolve and be costly to implement. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned, and such fines or penalties could have a material adverse effect on our business and operations.
We are vulnerable to system failures and data loss risks, which could harm our business.
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, malicious employees or employee negligence, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Any interaction with third-party systems increases cyber attack risks. System failures could cause interruptions in our services, fraudulent or negligent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
Customers may use our products and/or software to generate or manage confidential information. If a customer alleges system failures in our products and/or software cause or contribute to a loss of such confidential information, whether or not caused by us, we could face harm to our reputation and our financial condition and legal liability.
We have also been implementing our Blue Ocean program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We estimate that we have more than 95% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our competitive position, reputation, and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as global supply chain and production issues, changes in third-party service providers, pandemics, strikes or other labor unrest, labor shortages, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, floods, rising water levels, other weather events or natural disasters (including the potential impacts of climate change), or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, and some of these risks are not covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
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
We continue to invest in global market trends around automation and digitalization, as well as technologies related to artificial intelligence (AI). We have several initiatives that further strengthen our capabilities to serve customers, and we continue to advance the digital capability of our products and software to provide additional insights and productivity improvements to our customers throughout their value chains. As we develop new products and software, such as those related to automation and digitalization trends, we are required to comply with additional regulations.
If we fail to comply with the new regulations, it could affect the launch of the new product or software, in particular, and our company, as a whole. For instance, it is expected that laws and regulations around the use of AI and machine learning tools will increase over the next few years, but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. As we introduce AI and machine learning into our technology platform (as well as those of our customers through provision of our services), we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply with similar regulations, which would put us at a competitive disadvantage. In addition, challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations. Further, if we fail to adopt these new technologies, we may face price pressure from competitors using lower-cost AI systems.
We may not be successful in developing new products and software, and we may never realize the benefits of our research and development activities, resulting in reduced sales, increased expenses, and a weakened competitive position.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell some products through third parties, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. With respect to certain products, we rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, especially during times of economic volatility, slow growth or recession, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third-party intermediaries could materially impact our business. In addition to financial risk, the actions of some of our distributors could cause reputational harm, especially if our products are involved. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.
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
Our products are used extensively in the pharma/biopharmaceutical, food manufacturing, and chemical industries. We recently experienced reduced demand in these segments, which negatively impacted our net sales over the past few years. Market demand in pharma/biopharmaceutical was particularly impacted in 2023 after significant growth during the COVID-19 pandemic. Consolidation in these industries also hurt our sales in the past. A prolonged global economic downturn, a downturn affecting one or more of these industries, or consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. Changes in governmental regulations, such as policies reducing drug pricing like Most Favored Nation pricing, or a decline in government funding of research or education could reduce some customers’ ability to purchase our products. For example, recent cuts in U.S. governmental funding related to medical and scientific research has economically impacted government agencies and academic institutions who were the recipients of this funding in the past.
We operate in highly competitive markets, and it may be difficult for us to preserve operating margins, gain market share, and maintain a technological advantage.
Our markets are highly competitive. Many are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we have numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. There has also been an increase in the consolidation of precision instrument companies in recent years. Consolidation within our market could result in certain competitors becoming larger and having greater financial and other resources than our own. Some of our competitors are domiciled or operate in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets which, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets could harm our operating margins.
We also expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Prices have been affected by recently imposed tariffs and, if we cannot continue to pass the increased costs of tariffs to our customers, our margins could be impacted as we work to remain competitive. In addition, our competitors are expected to continue to improve their technology infrastructure, as well as the technology services offered to their customers, including the use of AI and machine learning solutions, to interact with suppliers, sell their products and services, and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience could affect our ability to compete. Although we believe that our products and services have advantages over our competitors, we may not be able to realize and maintain these advantages.

We may face risks associated with acquisitions.
We have pursued in the past, and may in the future pursue acquisitions of complementary product lines, technologies, or businesses, but these involve risks such as integration challenges, management distractions, and potential loss of key employees. Future acquisitions may also lead to stock issuances that dilute current shareholders, increased debt and liabilities, and higher amortization expenses for intangible assets. Any of these risks could materially impact our profitability.
Larger companies are increasingly targeting life sciences and instruments, potentially altering competition for potential targets. Additionally, we may face challenges in identifying, completing, or integrating future acquisitions, and even successful acquisitions may not positively impact our business or results. We must also estimate the fair value of acquired assets and assumed liabilities, relying on valuation models with inherent uncertainties and our judgment regarding certain assumptions.
Financial Risks
Currency fluctuations affect our operating profits.
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.8 million to $3.1 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.2 million to $2.6 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and the euro. Based on our outstanding debt at December 31, 2025, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $53.7 million in the reported U.S. dollar value of our debt.
Inflation can impact our operating results and the global economy.
Inflation affects the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation also affects labor costs, which are a significant element of our overall cost structure. If these costs cannot be passed on to customers, our margins could be reduced. Recent rates of inflation also led to increased interest rates as country monetary policies combat inflation, which resulted in reduced economic growth and recessionary conditions, as well as higher borrowing costs. Even though inflation has generally moderated, it continues to be elevated in certain jurisdictions and could prove to be persistent as a result of new tariffs imposed by the U.S. and other countries.
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
Historically, we also have experienced higher inflation in China, Eastern Europe, India, and Brazil. To date, these inflationary conditions have not had a material effect on our operating results. However, given our presence in China, Eastern Europe, India, and Brazil, conditions in these regions could have a greater impact on our operating results.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2025, our consolidated balance sheet included goodwill of $739.2 million and other intangible assets of $278.9 million.
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
We conduct business in many countries that use the euro as their currency (the Eurozone). There are concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, as a result of rising interest rates, fiscal pressures from defense spending, and slow growth. In addition, concerns in the past have existed regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
These concerns and issues could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this type of financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses and to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.
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
Governments are facing greater pressure on public finances, which could lead to more aggressive application of existing tax laws and regulations. Governments also periodically change tax laws and regulations.
The Organization for Economic Co-Operation and Development (OECD) has adopted changes to the current transfer pricing arm’s length standard for allocating profit as well as a 15% minimum tax by jurisdiction. While the provision to alter the way profit is allocated by jurisdiction is not expected to impact the Company, the 15% minimum tax by jurisdiction may adversely impact our global tax provision.
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
We may be adversely affected by tariffs and other trade restrictions and by failure to comply with regulations of governmental agencies or by the adoption of new regulations.
Political policies in the U.S., China, Europe, Mexico, and Canada may affect global trade, reduce domestic purchasing power, and create uncertainty. In 2025, the U.S. government enacted incremental tariff rates on imports from several foreign countries, which remain subject to negotiation and change, and the Chinese government implemented retaliatory tariffs resulting in incremental tariff costs of approximately $50 million in 2025. Accordingly, tariffs have raised the cost of our products, components, and raw materials, negatively impacting our gross margin. In addition, foreign governments, including

China, have enacted domestic purchasing requirements favoring local competition, which could reduce our sales.
We have implemented mitigating actions, including increasing our pricing and optimizing our global supply chain. Although we have implemented various actions to mitigate the effect of current tariffs, they may be inadequate to cover the potential costs of future tariffs that may be enacted. In addition, higher prices may also reduce our competitiveness and customer demand.
Our products are subject to other regulations by governmental agencies, as well. These other regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets where we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practices or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to government investigation, which could materially increase our costs, affect our reputation, subject us to fines and criminal prosecution, and other damages that could impact our profitability.
The various trade policy and regulatory actions described above may restrict our access to lower-cost countries in certain circumstances and have created uncertainty, negatively impacting global markets, and has made it more difficult and costly for us to import our products into certain countries. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies could also lead to an economic downturn, increased inflation, and/or could create unfavorable fluctuations in currency exchange rates (see above description "Currency fluctuations affect our operating profits."). In times of uncertainty, some customers delay investments or defer normal replacement cycles, which has an adverse impact on our sales. The adoption and expansion of trade restrictions or other governmental action related to tariffs, trade agreements, or policies have the potential to further adversely impact our business and financial performance.
If we cannot protect our intellectual property rights, or if we infringe or misappropriate the proprietary rights of others, our operating results could be harmed.
Our success depends on our ability to obtain, maintain, and enforce patents on our technology, maintain our trademarks, and protect our trade secrets. Our patents do not provide complete protection and expire from time to time, and competitors have developed similar products that may not be covered by our patents. Our patents have also been challenged by third parties and invalidated or narrowed. We may experience a decline in sales and/or profitability as a result of these occurrences. Competitors sometimes seek to take advantage of our trademarks or brands in ways that may create customer confusion or weaken our brand. Improper use or disclosure of our trade secrets could also occur.
We have also been sued in the past for alleged infringement on the intellectual property rights of others. The cost of litigation can affect our profitability regardless of the outcome, and management attention can be diverted. If we are unsuccessful in such litigation, we may have to pay damages, stop the infringing activity, and/or obtain a license. If we fail to obtain a required license, we may be unable to sell some of our products, which could result in a decline in our revenues.
We may be adversely affected by environmental and climate change laws, regulations, and expectations.
We are subject to various environmental laws and regulations and incur expenditures in complying with environmental laws and regulations. For instance, federal, international, state, and local regulatory and legislative bodies are increasingly focused on combating and/or limiting the effects of climate change through a variety of means, including regulating greenhouse gas (GHG) emissions, implementing policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. Increasing public interest in climate change topics may result in the enactment of additional disjointed governmental laws and regulations related to this subject area. Such increased compliance burdens and costs could disrupt the sourcing, manufacturing, and distribution of our products and adversely affect our business, and financial condition, or results in operations. In addition, evolving and sometimes conflicting stakeholder expectations with respect to climate-change-related Company policies, actions, or goals, could expose us to legal and reputational risks.
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
Climate change risks could negatively impact our business. Climate-related changes may increase the frequency and severity of natural disasters, such as extreme weather events, wildfires, rising temperatures, and shifting precipitation patterns. These disruptions could affect our suppliers' ability to fulfill contracts due to workforce and infrastructure challenges, impacting material availability and costs. Additionally, rising insurance and operating expenses from climate-related disruptions could adversely affect our financial performance.
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
Our ability to make payments on our debt and to fund our share repurchase program, planned capital expenditures, research and development efforts, and acquisitions depends on our ability to generate and repatriate cash. This is subject to factors beyond our control, including general economic, financial, competitive, legislative, regulatory, governmental, and other factors described in this section.
We cannot ensure that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facility, or otherwise, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our debt, including our credit facility and the senior notes, on commercially reasonable terms or at all.
Our ability to fund our share repurchase program is also dependent on our ability to repatriate our international cash flows. Changes in governmental cash repatriation policies, restrictions, or tax laws could impair our ability to continue our share repurchase program.
Risks Related to Our Debt
We have debt and we may incur substantially more debt, which could affect our financial position and may otherwise restrict our activities.
We have debt and we may incur substantial additional debt in the future. As of December 31, 2025, we had a total indebtedness of approximately $2.2 billion, net of cash of $66.9 million. Our debt instruments allow us to incur substantial additional indebtedness.
The existence and magnitude of our debt could have important consequences. For example, it could make it more difficult for us to satisfy our obligations under our debt instruments; and require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs; limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, as more fully described below.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.35 billion. Our credit facility is provided by a group of 13 financial institutions, which individually have between 4% and 11% of the total funding commitment. At December 31, 2025, we had borrowings of $813.7 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. If one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.35 billion amount available.
General Risk Factors
We make forward-looking statements, and actual events or results may differ materially from these statements because assumptions we have made prove incorrect due to market conditions in our industries or other factors.
We provide forward-looking statements both in our filings with the SEC and orally in connection with our quarterly earnings calls, and other events and presentations, including guidance on anticipated sales growth and earnings per share. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties.
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
•the level of U.S. import tariffs, as well as the impact of retaliatory tariffs from other countries
•the impact of external factors on our competition;
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
•our ability to mitigate increase tariff costs; and
•the effectiveness of our productivity and cost-saving initiatives.
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
Should any of our assumptions prove to be incorrect, or should we incur lower-than-expected operating performance or cash flows, we may experience results different than our projections.
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
Our Chief Information Officer and Head of Cybersecurity serve on our Cybersecurity Steering Committee (the “Cyber SteCo”), along with our Chief Legal Officer, who reports to our Chief Executive Officer, and our Head of Financial Processes, who reports to our Chief Financial Officer. The Cyber SteCo, which meets monthly, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, and receives regular updates on cybersecurity-related matters.
Our Chief Information Officer, reporting to our Chief Executive Officer, has principal responsibility for assessing and managing cybersecurity risks and preparing updates for the Board of Directors. Our Chief Information Officer is also responsible for the operation of our cybersecurity program. Our Chief Information Officer is educated in business computing sciences and has over twenty years working in leadership, management, and consulting roles in digitalization, application management, and cybersecurity. Our Chief Information Officer also has experience implementing and leading global governance frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and ISO 27001. An Advisory Board, comprised of the Chief Executive Officer, Chief Financial Officer and Chief Information Officer, meets quarterly to discuss digital initiatives and investments, inclusive of cybersecurity topics. An experienced team of IT security professionals reports to our Chief Information Officer.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Vacaville, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Lutz, Florida	Owned	U.S. Operations
Tijuana, Mexico (two facilities)	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Plainsboro, New Jersey	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations
Kasurdi, India	Owned	Other Operations
Taman Mayang Jaya, Malaysia	Building Owned;	Other Operations
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
Holders
At January 23, 2026, there were 29 holders of record of common stock and 20,325,250 shares of common stock outstanding. We estimate we have approximately 260,623 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2020 through December 31, 2025 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-20
12-31-21
12-31-22
12-31-23
12-31-24
12-31-25

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Mettler-Toledo	$100	$149	$127	$106	$107	$122
S&P 500 Index	$100	$129	$105	$133	$166	$196
SIC Code 3826 Index	$100	$139	$109	$103	$102	$106
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2025	58,554	$1,347.08	58,554	$973,310
November 1 to November 30, 2025	27,042	1,425.53	27,042	3,684,760
December 1 to December 31, 2025	18,596	1,415.42	18,596	3,658,439
Total	104,192	$1,379.64	104,192	$3,658,439
In November 2025, the Company’s Board of Directors authorized an additional $2.75 billion to the share repurchase program, which had $3.7 billion of remaining availability as of December 31, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 33.0 million common shares since the inception of the program in 2004 through December 31, 2025, at a total cost of $10.6 billion and an average price per share of $320.91. During the years ended December 31, 2025 and 2024, we spent $800 million and $850 million on the repurchase of 646,608 shares and 645,139 shares at an average price per share of $1,237.18 and $1,317.52, respectively. We reissued 56,500 shares and 68,428 shares held in treasury for the exercise of stock options and restricted stock units during 2025 and 2024, respectively. In addition, we incurred $7.4 million and $7.8 million of excise tax during the years ended December 31, 2025 and 2024, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
Net sales in U.S. dollars increased 4% in 2025 and 2% in 2024. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 3% in both 2025 and 2024. We estimate local currency net sales increased 4% in 2025 and were flat in 2024 excluding the impact of previously disclosed delayed shipments in 2023 and acquisitions.
We faced a difficult environment in 2025 due to global trade disputes/tariffs, governmental policies and geopolitics that increased uncertainty in our end markets and the global economy, while having a negative impact on customer behavior and our import costs. Our team's resilience and agility, and our pricing, supply chain, productivity and cost savings initiatives, were critical to our ability to mitigate these challenges. We also continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Over the past few years, we also accelerated our digital capabilities to identify and pursue growth opportunities, while increasing the effectiveness of our global sales organization. We also have continued to increase engagement with our customers with our Go-to-Market and digital approaches. Our market-leading solutions and ability to leverage our innovative portfolio have also allowed us to quickly capitalize on our customers' demand for automation and digitalization solutions and faster growing segments. We are well positioned and have continued to make investments to further strengthen our portfolio and capture future growth opportunities. Our service business also delivered strong results in 2025 as we have been able to support our customers’ ability to maintain uptime, improve productivity, and comply with regulatory requirements.
As we enter 2026, we expect to continue to benefit from market trends toward automation and digitalization. We also anticipate future opportunities with customer replacement cycles and investments in on/near-shoring activities. However, timing remains unclear and many of our end-markets, including pharma/biopharmaceutical, food, and chemical, remain challenged and continue to face uncertainty.
Our laboratory sales grew modestly in 2025 including improved bioprocessing market conditions, while biotech research and academia market conditions were softer. We believe we will benefit from favorable pharma/biopharma market trends in the future. We also believe we will continue to benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. Overall, we believe we are well positioned to continue to capture growth and gain market share in our laboratory business.
Our industrial sales had good growth in 2025 with increases in both product inspection and core industrial. We continue to benefit from our strong product offering and focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. We also continue to benefit from market trends in automation and digitalization and also expect to benefit from customer on/near-shoring activities in the future. Our core industrial-related products are also especially sensitive to changes in economic growth. China and emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to also be a source of long-term growth. Product inspection experienced strong growth in 2025, and we expect our product inspection end-market to continue to benefit from our customers’ focus on brand protection, food safety, and productivity.

Our food retailing sales improved during 2025 primarily due to increased project activity, especially in the Americas. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2026, we will continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Innovation is essential to gaining market share and is fundamental in all aspects of our business including sales and marketing and technology leadership. Our global sales and marketing initiative, Spinnaker, continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, product offering, and installed base. While this initiative is broad-based, efforts to improve these processes include the use of digitalization and advanced data analytics to identify, prioritize, and pursue growth opportunities; the implementation of effective pricing related to value-based selling strategies and processes; improved sales force guidance, training, and effectiveness; cross-selling; increased segment marketing; and leads generation and nurturing activities. We also have added resources to pursue under-penetrated market opportunities and continue to adapt our Go-to-Market approaches with additional inside and telesales resources, while also increasing digital customer interaction. We continue to benefit from digitalization tools to gain efficiencies and increase the effectiveness of our field sales force.
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
Faster-Growing Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 33% of our total net sales of which 16% relates to China. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China which was recently designated a Lighthouse site by the World Economic Forum's Global Lighthouse Network. We have a nearly 40-year track record in China, and our sales in Asia have grown more than 10% on a compound annual growth basis in local currencies since 2000. Over the years, we also have broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, versus the prior year, we experienced a 3% increase in emerging market local currency sales by destination during 2025, which included a local currency sales increase of 1% in China and 5% in other emerging markets, respectively. Going forward, we continue to redeploy resources and sales and marketing efforts to pharma/biopharmaceutical, food manufacturing, chemical, and new energy. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect both our laboratory and industrial businesses to benefit from our focus on these segments. We also continue to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile as we experienced in China over the past several years. China has historically been volatile, and market conditions may change unfavorably due to various factors. In addition to China and emerging markets, we also pursue other faster-growth vertical markets. While rather small, these markets present outsized growth potential. Segments include semiconductors, advanced materials, and new energy. The components of these faster-growing segments will change as various markets develop, and we will continue to leverage the breadth and scope of our product offering as new opportunities emerge.
Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent a total of $574 million on research and development, reflecting approximately 5% of net sales. We seek to improve our product offerings and their capabilities with additional integrated technologies and software, which we believe supports our pricing differentiation and accelerates product replacement cycles. In addition, we aim to create value for our customers by having thorough knowledge of their processes via our significant installed product base.
Expanding Our Margins. We continue to strive to improve our margins by enhancing our value proposition via innovation, more effectively pricing our products and services, optimizing our cost structure, and improving our mix in higher-margin businesses such as service. For example, sophisticated digital tools to provide us new insights to further refine our price strategies and processes. We have also implemented productivity and cost savings initiatives over recent years to mitigate our reduced volume, while also focusing on reallocating resources to better align our cost structure to support our investments in market penetration initiatives, higher-growth/profitable areas, and opportunities for margin improvement.
We also have implemented global procurement and supply chain management programs over the last several years aimed at lowering costs and have increased our focus on these programs with our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data while enabling our various digital strategies. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, improving our order to cash cycle, and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences and distribution channels as key areas for acquisitions. For example, in 2025, we acquired several North American distributors that increased our direct market access while expanding our service business, as well as an extension of our life science equipment offering and other acquisitions.
Results of Operations — Consolidated
Global trade disputes/tariffs
In 2025, the U.S. government enacted incremental tariff rates on U.S. imports from certain foreign countries. In response to the U.S. tariffs, the Chinese government implemented an additional tariff on imports from the U.S. We estimate that we incurred costs before mitigation actions from the 2025 incremental tariffs of approximately $50 million in 2025, and have implemented various actions to fully offset the effect of the current incremental tariffs in 2026. Incremental tariffs rates are currently 15% on imports from Switzerland, 25% on non-USMCA imports from Mexico, 30% on imports from China, 15% on imports from the European Union and 10% on imports from the United Kingdom. The U.S. government has indicated it may make further changes to tariff rates in the future that may adversely impact our financial results in future periods.
The recent escalation in global trade disputes/tariffs has increased economic uncertainty in our end markets and the global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly. Although we have implemented various actions to mitigate the effect of current tariffs, they could adversely impact our financial results and could have a greater impact on our operating results in future periods.
Net sales
Net sales were $4.0 billion for the year ended December 31, 2025, compared to $3.9 billion in 2024 and $3.8 billion in 2023. This represents increases of 4% in 2025 and 2% in 2024 in U.S. dollars and increases of 3% in both 2025 and 2024 in local currencies. We estimate local currency net sales increased 4% in 2025 and were flat in 2024 excluding the impact of the previously disclosed delayed shipments in 2023 and acquisitions. In 2025, we experienced soft market demand in our end markets. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there continues to be uncertainty in our end-markets and the economic environment related to global trade/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine, and continuing instability in the Middle East and market conditions may change quickly.
In 2025, our net sales by geographic destination increased in U.S. dollars compared to 2024 by 5% in the Americas, 6% in Europe, and 2% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2025 by 5% in the Americas, 1% in Europe and 2% in Asia/Rest of World, with 1% in China. Excluding the impact of the previously disclosed delayed shipments in 2023 and acquisitions, we estimate local currency net sales in 2025 increased by 4% in the Americas, 3% in Europe and 3% in Asia/Rest of World, with 1% in China. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 3% in U.S. dollars and 1% in local currencies during 2025 and 1% in both U.S. dollars and local currencies in 2024. Service revenue (including spare parts) increased 8% in U.S. dollars and 7% in local currencies in 2025, and increased 7% in both U.S. dollars and local currencies in 2024. Service revenue benefited approximately 1% from acquisitions in 2025.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales in 2025, increased 3% in U.S. dollars and 1% in local currencies during 2025.We estimate laboratory local currency net sales increased 3% in 2025 excluding the impact of the previously disclosed delayed shipments in 2023. The local currency increase in net sales of our laboratory-related products during 2025 includes growth in most product categories, especially process analytics.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales in 2025, increased 6% in U.S. dollars and 5% in local currencies during 2025. We estimate industrial local currency net sales increased 5% in 2025 excluding the impact of the previously disclosed delayed shipments in 2023 and acquisitions. The local currency increase in net sales of our industrial-related products during 2025 includes strong growth in product inspection, and modest growth in core-industrial.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales in 2025, increased 5% in U.S. dollars and 3% in local currencies during 2025.We estimate food retailing local currency net sales increased 5% in 2025 excluding the impact of the previously disclosed delayed shipments in 2023. The local currency increase in net sales of our food retailing products during 2025 includes increased project activity in the Americas.

Gross profit
Gross profit as a percentage of net sales was 59.4% for 2025, 60.1% for 2024, and 59.2% for 2023.
Gross profit as a percentage of net sales for products was 61.1% for 2025, compared to 62.1% for 2024 and 60.6% for 2023. Gross profit as a percentage of net sales for services (including spare parts) was 54.4% for 2025, compared to 53.7% for 2024 and 54.3% for 2023.
The decrease in gross profit as a percentage of net sales for 2025 primarily reflects increased tariff costs, lower sales volume related to the recovery of shipping delays in the prior year, and unfavorable business mix, partially offset by favorable price realization and benefits from our SternDrive program.
Additional changes in global trade disputes/tariffs may negatively impact our gross margins in future periods. As previously mentioned, we have implemented various actions to mitigate the effect of the current tariffs.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% for 2025, compared to 4.9% for both 2024 and 2023. Research and development expenses in U.S. dollars increased 6% in 2025 and 2% in 2024, and in local currencies increased 2% in both 2025 and 2024.
Selling, general, and administrative expenses as a percentage of net sales were 24.8% for 2025, compared to 24.2% for 2024 and 23.9% for 2023. Selling, general, and administrative expenses increased 7% in U.S. dollars and 5% in local currencies in 2025 and increased 4% in both U.S. dollars and local currencies in 2024. The increase during 2025 primarily includes sales and marketing investments, offset in part by savings from our cost savings initiatives.
Amortization expense
Amortization expense was $74.5 million in 2025, compared to $72.9 million and $72.2 million in 2024 and 2023, respectively.
Restructuring charges
During the past few years, we initiated various cost reduction measures. Restructuring charges were $17.9 million in 2025, compared to $19.8 million and $32.7 million in 2024 and 2023, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net
Other charges (income), net consisted of net income of $16.8 million, $4.6 million, and $4.1 million in 2025, 2024, and 2023, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $13.6 million, $7.7 million, and $7.6 million in 2025, 2024, and 2023, respectively. Other charges (income), net also includes acquisition transaction costs of $2.2 million in 2025 and $0.3 million in 2024. For the year ended December 31, 2025, it also includes a net benefit of $4.4 million related to contingent consideration associated with previous acquisitions.
Interest expense and taxes
Interest expense was $68.5 million in 2025, compared to $74.6 million in 2024 and $77.4 million in 2023. The decrease in interest expense is primarily related to lower interest rates throughout the year.
Our reported tax rate was 17% in 2025, compared to 17% and 19% in 2024 and 2023, respectively. The reported tax rate in 2025 and 2024 includes a non-cash discrete current tax benefit of $13.7 million and $23.0 million, respectively, resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The reported rate in 2025 also includes a non-cash discrete deferred tax benefit of $5.8 million resulting from the reduction of a valuation allowance related to the settlement of a tax audit.
On July 4, 2025, the United States enacted new tax legislation into law. The legislation did not have a material impact on our annual income tax rate or consolidated financial statements.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other Operations. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2025	2024	2023	Increase (Decrease) in % 2025 vs. 2024	Increase (Decrease) in % 2024 vs. 2023
Net sales to external customers	$1,496,202	$1,429,502	$1,403,919	5%	2%
Net sales to other segments	152,955	153,759	137,192	(1)%	12%
Segment net sales	1,649,157	1,583,261	1,541,111	4%	3%
Segment cost of sales	735,302	690,498	689,004	6%	—%
Segment period expense	538,495	499,698	487,055	8%	3%
Segment profit	$375,360	$393,065	$365,052	(5)%	8%
Segment net sales increased 4% in 2025 and 3% in 2024 and net sales to external customers increased 5% in 2025 and 2% in 2024. Net sales to external customers and segment net sales benefited 1% from acquisitions in 2025. The growth in net sales to external customers during 2025 was reduced approximately 1% from the previously disclosed shipping delays, which benefited 2024 net sales to external customers by approximately 2%. Net sales to external customers for 2025 includes particularly strong growth in process analytics, food retail and product inspection.
Segment profit decreased $17.7 million in our U.S. Operations segment during 2025, compared to an increase of $28.0 million during 2024. The segment profit decline in 2025 includes higher tariff costs and lower sales volume related to the previously disclosed shipping delay recovery in the prior year, offset in part by pricing.
Swiss Operations (amounts in thousands)

	2025	2024	2023	Increase (Decrease) in % (1) 2025 vs. 2024	Increase (Decrease) in % (1) 2024 vs. 2023
Net sales to external customers	$210,858	$218,580	$188,679	(4)%	16%
Net sales to other segments	836,217	801,749	761,114	4%	5%
Segment net sales	1,047,075	1,020,329	949,793	3%	7%
Segment cost of sales	509,333	498,505	436,494	2%	14%
Segment period expense	254,028	241,178	231,818	5%	4%
Segment profit	$283,714	$280,646	$281,481	1%	—%
(1)Represents U.S. dollar growth (decline).
Segment net sales in U.S. dollars increased 3% in 2025 and 7% in 2024, and in local currencies decreased 3% in 2025 and increased 5% in 2024. Net sales to external customers in U.S. dollars decreased 4% in 2025 and increased 16% in 2024, and in local currencies decreased 7% in 2025 and increased 14%

in 2024. The decrease in net sales to external customers includes a decline of approximately 3% during 2025 from the previously disclosed shipping delays, which benefited net sales to external customers by approximately 7% in 2024. Local currency net sales to external customers during 2025 includes declines in most product categories.
Segment profit increased $3.1 million in our Swiss Operations segment during 2025, compared to a decrease of $0.8 million during 2024. Segment profit increased in 2025 primarily due to higher net sales to other segments, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	2025	2024	2023	Increase (Decrease) in % (1) 2025 vs. 2024	Increase (Decrease) in % (1) 2024 vs. 2023
Net sales to external customers	$895,971	$858,002	$792,907	4%	8%
Net sales to other segments	202,552	185,321	188,963	9%	(2)%
Segment net sales	1,098,523	1,043,323	981,870	5%	6%
Segment cost of sales	497,294	486,823	455,596	2%	7%
Segment period expense	374,558	350,199	347,601	7%	1%
Segment profit	$226,671	$206,301	$178,673	10%	15%
(1)Represents U.S. dollar growth (decline).
Segment net sales in U.S. dollars increased 5% in 2025 and 6% in 2024, and in local currencies increased 1% in 2025 and 6% in 2024. Net sales to external customers in U.S. dollars increased 4% in 2025 and 8% in 2024, and in local currencies were flat in 2025 and increased 8% in 2024. The growth in net sales to external customers during 2025 was reduced approximately 2% from the previously disclosed shipping delays, which benefited 2024 net sales to external customers by approximately 5%. Local currency net sales to external customers during 2025 includes strong growth in core industrial and retail products.
Segment profit increased $20.4 million in our Western European Operations segment during 2025, compared to an increase of $27.6 million in 2024. The segment profit increase reflects increased net sales and benefits from our margin expansion initiatives, as well as favorable foreign currency translation.
Chinese Operations (amounts in thousands)

	2025	2024	2023	Increase (Decrease) in % (1) 2025 vs. 2024	Increase (Decrease) in % (1) 2024 vs. 2023
Net sales to external customers	$634,833	$628,447	$718,818	1%	(13)%
Net sales to other segments	329,690	320,196	278,027	3%	15%
Segment net sales	964,523	948,643	996,845	2%	(5)%
Segment cost of sales	437,368	422,130	448,341	4%	(6)%
Segment period expense	182,245	180,713	181,410	1%	—%
Segment profit	$344,910	$345,800	$367,094	—%	(6)%
(1)Represents U.S. dollar growth (decline).
Segment net sales in U.S. dollars increased 2% in 2025 and decreased 5% in 2024, and in local currencies increased 2% in 2025 and decreased 3% in 2024. Net sales to external customers in U.S. dollars increased 1% in 2025 and decreased 13% in 2024, and in local currencies increased 1% in 2025 and decreased 11% in 2024. The growth in net sales to external customers during 2025 was reduced approximately 1% from the previously disclosed shipping delays, which benefited 2024 net sales to external customers by approximately 1%. The increase in local currency net sales to external customers during 2025 reflects modest growth in both laboratory and industrial products.
Segment profit decreased $0.9 million in our Chinese Operations segment during 2025, compared to a decrease of $21.3 million in 2024. The decrease in segment profit during 2025 primarily reflects increased tariff costs, offset in part by benefits from increased sales and our margin expansion initiatives.
Other Operations (amounts in thousands)

	2025	2024	2023	Increase (Decrease) in % (1) 2025 vs. 2024	Increase (Decrease) in % (1) 2024 vs. 2023
Net sales to external customers	$788,535	$737,830	$683,986	7%	8%
Net sales to other segments	40,862	21,738	20,600	88%	6%
Segment net sales	829,397	759,568	704,586	9%	8%
Segment cost of sales	452,584	421,489	400,634	7%	5%
Segment period expense	235,111	213,895	197,714	10%	8%
Segment profit	$141,702	$124,184	$106,238	14%	17%
(1)Represents U.S. dollar growth (decline).
Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Segment net sales in U.S. dollars increased 9% in 2025 and 8% in 2024, and in local currencies increased 9% in 2025 and 10% in 2024. Net sales to external customers in U.S. dollars increased 7% in 2025 and 8% in 2024, and in local currencies increased 7% in 2025 and 10% in 2024. Other Operations net sales to external customers and segment net sales in 2025 benefited approximately 2% from acquisitions. The growth in net sales to external customers during 2025 was reduced approximately 2% from the previously disclosed shipping delays, which benefited 2024 net sales by approximately 4%. The increase in local currency growth in net sales to external customers during 2025 includes strong growth in most product categories, particularly process analytics.
Segment profit increased $17.5 million in our Other Operations segment during 2025, compared to an increase of $17.9 million during 2024. The increase in segment profit during 2025 primarily related to increased segment net sales and benefits from our margin expansion initiatives.
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
Cash provided by operating activities totaled $955.8 million in 2025, compared to $968.3 million in 2024 and $965.9 million in 2023. The decrease in 2025 includes higher cash incentive payments of approximately $36 million related to prior year performance, offset in part by lower tax payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $107.1 million in 2025, $103.9 million in 2024, and $105.3 million in 2023. Capital expenditures in 2026 are expected to approximate $130 million subject to business and economic conditions and foreign currency fluctuations.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During 2025, we made several acquisitions related to our North America distribution, an extension of our life science equipment offering, and other acquisitions. The cumulative initial cash payments were $93.8 million and we may be required to pay additional consideration of up to $35.5 million. Goodwill recorded in connection with the acquisitions totaled $56.0 million. We also recorded $38.9 million of identified intangibles primarily pertaining to customer relationships in connection with the acquisitions, which will be amortized on a straight-line basis over 5 to 10 years. For additional information related to these acquisitions, refer to Note 4 to the consolidated financial statements. In 2024 and 2023, we incurred acquisition payments of $10.1 million and $5.8 million, respectively. In addition, we made the final contingent consideration payment of $10.0 million relating to the PendoTECH acquisition in 2023, of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
Cash flows used in financing activities during 2025 primarily comprised share repurchases. In accordance with our share repurchase program, we spent $800 million in 2025 and $850 million and $900 million in 2024 and 2023, respectively, on the repurchase of 646,608 shares, 645,139 shares, and 691,913 shares, respectively. Our share repurchase program does not obligate us to acquire any specific number of shares; however, in 2026, we intend to spend in the range of $825 million to $875 million on the repurchase of shares, subject to business and economic conditions.
On July 4, 2025, the United States enacted new tax legislation into law. We reflected the impact of the legislation, which was not material, in 2025. We do not expect the legislation to have a material impact on our projected annual income tax rate or consolidated financial statements.
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

Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2025:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	146,753	146,753
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	158,493	158,493
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	—	146,753	146,753
3.80% EUR 100 million 10 1/2-year Senior Notes due July 9, 2035	—	117,402	117,402
Senior Notes debt issuance costs, net	(2,076)	(1,757)	(3,833)
Total Senior Notes	697,924	567,644	1,265,568
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	416,762	392,453	809,215
Other local arrangements	18,558	58,831	77,389
Total debt	1,133,244	1,018,928	2,152,172
Less: current portion	(5,528)	(58,403)	(63,931)
Total long-term debt	$1,127,716	$960,525	$2,088,241

(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
As of December 31, 2025, approximately $536.3 million of additional borrowings were available under our Credit Agreement and we maintained $66.9 million of cash and cash equivalents. At December 31, 2025, the interest payments associated with 71% of our debt are fixed obligations. We expect to make interest payments of approximately $71.0 million during 2026 associated with our debt outstanding as of December 31, 2025.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of December 31, 2025.
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
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $48 million (Swiss franc 38 million) to a wholly-owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized an additional $2.75 billion to the share repurchase program, which had $3.7 billion of remaining availability as of December 31, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 33.0 million common shares since the inception of the program in 2004 through December 31, 2025, at a total cost of $10.6 billion and average price per share of $320.91. During the years ended December 31, 2025 and 2024, we spent $800 million and $850 million on the repurchase of 646,608 shares and 645,139 shares at an average price per share of $1,237.18 and $1,317.52, respectively. We reissued 56,500 shares and 68,428 shares held in treasury for the exercise of stock options and restricted stock units during 2025 and 2024, respectively. In addition, we incurred $7.4 million and $7.8 million of excise tax during the years ended December 31, 2025 and 2024, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $2.8 million to $3.1 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.2 million to $2.6 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2025, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $53.7 million in the reported U.S. dollar value of our debt.
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
Inflation
Global inflation has recently moderated after rising sharply in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, the war in Ukraine and related significant increase in energy costs and the conflict in the Middle East. Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation can also affect labor costs which are a significant element of our overall cost structure. Inflation can also lead to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs. Inflation presents several risks to our business as further described on page 21 in the Risk Factors section of this Form 10-K, and these inflationary conditions could have a greater impact on our operating results in future years.

Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $32.2 million at December 31, 2025. Based on our agreements outstanding at December 31, 2025, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $6.4 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance of $68.1 million as of December 31, 2025 is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $1.0 billion for the year ended December 31, 2025, each increase of $10.5 million in tax expense would increase our effective tax rate by 1%.

Employee benefit plans
The net periodic pension cost for 2025 and projected benefit obligation as of December 31, 2025 were $1.6 million and $99.1 million, respectively, for our U.S. pension plan. The net periodic cost for 2025 and projected benefit obligation as of December 31, 2025 were $5.2 million and $1.0 billion, respectively, for our international pension plans. The expected post-retirement benefit obligation as of December 31, 2025 for our U.S. post-retirement medical benefit plan was $0.1 million.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2025, the weighted average return on assets assumption was 6.75% for the U.S. plan and 4.07% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $10.4 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2025, the weighted average discount rate assumption was 5.0% for the U.S. plan and 1.8% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $8.9 million after tax.
Goodwill and other intangible assets
As of December 31, 2025, our consolidated balance sheet included goodwill of $739.2 million and other intangible assets of $278.9 million.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Patrick Kaltenbach	62	President and Chief Executive Officer
Susan Graham-Bryce	50	Chief Human Resources Officer
Gerhard Keller	58	Head of Process Analytics
Shawn P. Vadala	57	Chief Financial Officer
Oliver Wittorf	50	Head of Product Inspection, Retail, and Global Supply Chain
Richard Wong	61	Head of Asia/Pacific
Patrick Kaltenbach joined the Company in January 2021 and assumed the role of Chief Executive Officer beginning April 1, 2021. Prior to joining the Company, he served as the President of the Life Sciences Segment at Becton Dickinson since 2018. Mr. Kaltenbach was President of Life Sciences and Applied Markets Group at Agilent from 2014 to 2018. He held wide-ranging and increasing leadership roles at Agilent and its predecessor company, Hewlett Packard, since joining in 1991.
Susan Graham-Bryce joined the company in 2025 as Chief Human Resources Officer. Prior to joining the company, she served as Chief Talent Officer at GE HealthCare. Ms. Graham-Bryce has held a variety of global HR leadership roles at GE across multiple industries and geographies, including assignments in Germany, France, the United Kingdom, Kenya, and the United States.
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
Oliver Wittorf joined the Company in 2004 and held various leadership positions in Operations, Supply Chain Management and IT in Switzerland, the US, and China. He assumed the role of Head of Global Supply Chain Management in 2010 with additional responsibility for the Retail Division in 2020 and the Product Inspection Division in 2026, and was also responsible for Information Technology from 2017 to 2025. Prior to joining the Company, Mr. Wittorf worked for a corporate finance advisory firm in Switzerland.
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
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” “Insider Trading Policy and Procedures,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2026 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2025” is included within Note 12 to the financial statements.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2026 Proxy Statement is incorporated by reference herein.
Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2026 Proxy Statement is hereby incorporated by reference.

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
10.4
Note Purchase Agreement dated as of Januar 9, 2025 by and among Mettler-Toledo International Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, The Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association, PRUCO Life Insurance Company, Jackson National Life Insurance Company, Symetra Life Insurance Company, Thrivent Financial For Lutherans, Equitable Financial Life Insurance Company of America, Metropolitan Life Insurance Company and Metropolitan Tower Life Insurance Company. (21)

10.5
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(5)

10.6
First Amendment to Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(16)

10.7
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of June 27, 2014, entered into by and among Mettler-Toledo International Inc., Life Insurance Company of North America, New York Life Group Insurance Company of NY, Erie Family Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, Yf Life Insurance International Limited, Banner Life Insurance Company, Great-West Life & Annuity Insurance Company, Teachers Insurance and Annuity Association of America, Connecticut General Life Insurance Company, and Healthspring Life & Health Insurance Company, Inc.(11)

10.8
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(6)

10.9
First Amendment to Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(16)

10.10
Second Amendment to Note Purchase Agreement dated as of December 23, 2021, to the Note Purchase Agreement dated as of March 31, 2015, entered into by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, Brighthouse Life Insurance Company, Massachusetts Mutual Life Insurance Company, and Great-West Life & Annuity Insurance Company of New York.(11)

10.11
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(7)

10.12
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of April 18, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, Pensionskasse Des Bundes Publica, Ensign Peak Advisors, Inc., Clifton Park Capital Management, LLC, Life Insurance Company of North America, and New York Life Group Insurance Company of NY(11)

10.13
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(8)

10.14
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of November 6, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse Des Bundes Publica, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, The Lincoln National Life Insurance Company, Swiss Re Life & Health America Inc., Zurich American Insurance Company Master Retirement Trust, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Physicians Mutual Insurance Company, Prudential Term Reinsurance Company, The Gibraltar Life Insurance Co., Ltd., American General Life Insurance Company, and The United States Life Insurance Company in the City of New York(11)

10.15
Note Purchase Agreement dated as of December 16, 2020 by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, MetLife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(9)

10.16
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of December 16, 2020, entered into by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Metlife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(11)

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

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(12)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan, (Amended and Restated effective May 6, 2021)(13)
10.23†	Form of Restricted Stock Unit Agreement(23)
10.24†	Form of Performance Share Unit Agreement(19)
10.26†	Form of Stock Option Agreement Directors(23)
10.27†	Form of Stock Option Agreement(23)
10.29†	Employee Director Share Award Agreement(23)
10.32†	Regulations of the POBS PLUS — Incentive System for Members of the Group Management of Mettler Toledo, effective as of November 2, 2022 (20)
10.49†	Amended Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of October 21, 2025(22)
10.50†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(14)
10.51†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(15)
10.52†*	Employment Agreement between Susan Graham-Bryce and Mettler-Toledo International Inc., dated as of March 13, 2025
10.53†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(15)
10.54†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(3)
10.55†	Form of Tax Equalization Agreement between Messrs, Kaltenbach, Keller, Magloth, and Mettler-Toledo International Inc., dated as of October 10, 2007(14)
10.56†	Employment Agreement between Richard Wong and Mettler-Toledo International Inc. dated as of July 8, 2008(20)
10.58†	Form of Nonqualified Performance Stock Option Agreement(4)
10.59†	Amended Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of October 10, 2024(23)
19.1	Insider Trading Policy(23)
19.2	Insider Trading Policy for Directors, Officers, and Designated Employees(23)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97†	Mettler-Toledo International Inc. Compensation Recoupment (Clawback) Policy, Effective November 9, 2023(5)

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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
(19)Incorporated by reference to the Company’s Report on Form 10-K dated February 11, 2022
(20)Incorporated by reference to the Company’s Report on Form 10-K dated February 10, 2023
(21)Incorporated by reference to the Company's Report on Form 8-K dated January 9, 2025
(22)Incorporated by reference to the Company's Report on Form 8-K dated October 21, 2025
(23)Incorporated by reference to the Company’s Report on Form 10-K dated February 7, 2025
*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 6, 2026

By:	/s/Patrick Kaltenbach
Patrick Kaltenbach
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/Patrick Kaltenbach	President and Chief Executive Officer
Patrick Kaltenbach

/s/Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/Roland Diggelmann	Director
Roland Diggelmann

/s/Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/Elisha Finney	Director
Elisha Finney

/s/Pablo Perversi	Director
Pablo Perversi

/s/Michael A. Kelly	Director
Michael A. Kelly

/s/Thomas P. Salice	Director
Thomas P. Salice

/s/Brian Shepherd	Director
Brian Shepherd

/s/Michael J. Tokich	Director
Michael J. Tokich

/s/Wolfgang Wienand	Director
Wolfgang Wienand

/s/Ingrid Zhang	Director
Ingrid Zhang

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mettler-Toledo International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing on page S-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Product Revenue Recognition
As described in Note 2 to the consolidated financial statements, product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. As described in Note 3, for the year ended December 31, 2025, the Company’s net sales were $4.0 billion, of which $3.0 billion relate to product revenue.
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
February 6, 2026

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2025	2024	2023
Net sales
Products	$3,007,805	$2,930,228	$2,906,661
Service	1,018,594	942,133	881,648
Total net sales	4,026,399	3,872,361	3,788,309
Cost of sales
Products	1,170,864	1,110,886	1,144,167
Service	464,889	435,892	402,856
Gross profit	2,390,646	2,325,583	2,241,286
Research and development	199,373	189,357	185,284
Selling, general, and administrative	998,314	936,303	904,106
Amortization	74,469	72,869	72,213
Interest expense	68,515	74,631	77,366
Restructuring charges	17,868	19,771	32,735
Other income, net	(16,802)	(4,571)	(4,146)
Earnings before taxes	1,048,909	1,037,223	973,728
Provision for taxes	179,716	174,083	184,950
Net earnings	$869,193	$863,140	$788,778

Basic earnings per common share:
Net earnings	$42.17	$40.67	$36.10
Weighted average number of common shares	20,610,189	21,221,839	21,848,122
Diluted earnings per common share:
Net earnings	$42.05	$40.48	$35.90
Weighted average number of common and common equivalent shares	20,671,708	21,320,641	21,971,528

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2025	2024	2023

Net earnings	$869,193	$863,140	$788,778

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(51,022)	(16,273)	(34,366)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(15,446)	19,836	(12,372)
Effective portion of (gains) losses included in net earnings	16,631	(23,876)	8,236
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	46,286	(26,699)	(48,736)
Plan amendments and prior service cost	663	(70)	(64)
Amortization of actuarial losses (gains), plan amendments, and prior service cost	12,976	9,803	6,482
Impact of foreign currency	(23,387)	11,236	(11,762)
Total other comprehensive income (loss), net of tax	(13,299)	(26,043)	(92,582)

Comprehensive income	$855,894	$837,097	$696,196

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$66,888	$59,362
Trade accounts receivable, less allowances of $16,857 in 2025 and $16,657 in 2024	778,243	687,112
Inventories	387,228	342,274
Other current assets and prepaid expenses	130,308	105,158
Total current assets	1,362,667	1,193,906
Property, plant, and equipment, net	845,636	770,280
Goodwill	739,225	668,914
Other intangible assets, net	278,910	257,143
Deferred tax assets, net	41,380	34,586
Other non-current assets	444,828	315,170
Total assets	$3,712,646	$3,239,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$266,628	$215,843
Accrued and other liabilities	237,482	187,701
Accrued compensation and related items	199,516	184,532
Deferred revenue and customer prepayments	229,378	204,166
Taxes payable	201,181	193,328
Short-term borrowings and current maturities of long-term debt	63,931	182,623
Total current liabilities	1,198,116	1,168,193
Long-term debt	2,088,241	1,831,265
Deferred tax liabilities, net	151,784	103,953
Other non-current liabilities	298,141	263,478
Total liabilities	3,736,282	3,366,889
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 20,359,353 and 20,949,461 shares at December 31, 2025 and 2024, respectively	448	448
Additional paid-in capital	936,276	897,025
Treasury stock at cost (24,426,658 and 23,836,550 shares at December 31, 2025 and 2024, respectively)	(9,839,399)	(9,049,925)
Retained earnings	9,238,196	8,371,420
Accumulated other comprehensive income (loss)	(359,157)	(345,858)
Total shareholders’ equity	(23,636)	(126,890)
Total liabilities and shareholders’ equity	$3,712,646	$3,239,999

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793
Exercise of stock options and restricted stock units	79,076	—	2,814	21,308	(4,888)	—	19,234
Repurchases of common stock	(691,913)	—	—	(900,000)	—	—	(900,000)
Excise tax on net repurchases of common stock	—	—	—	(8,089)	—	—	(8,089)
Share-based compensation	—	—	17,928	—	—	—	17,928
Net earnings	—	—	—	—	788,778	—	788,778
Other comprehensive income (loss), net of tax	—	—	—	—	—	(92,582)	(92,582)
Balance at December 31, 2023	21,526,172	$448	$871,110	$(8,212,437)	$7,510,756	$(319,815)	$(149,938)
Exercise of stock options and restricted stock units	68,428	—	5,936	20,259	(2,476)	—	23,719
Repurchases of common stock	(645,139)	—	—	(849,997)	—	—	(849,997)
Excise tax on net repurchases of common stock	—	—	—	(7,750)	—	—	(7,750)
Share-based compensation	—	—	19,979	—	—	—	19,979
Net earnings	—	—	—	—	863,140	—	863,140
Other comprehensive income (loss), net of tax	—	—	—	—	—	(26,043)	(26,043)
Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options and restricted stock units	56,500	—	16,739	17,951	(2,417)	—	32,273
Repurchases of common stock	(646,608)	—	—	(799,995)	—	—	(799,995)
Excise tax on net repurchases of common stock	—	—	—	(7,430)	—	—	(7,430)
Share-based compensation	—	—	22,512	—	—	—	22,512
Net earnings	—	—	—	—	869,193	—	869,193
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,299)	(13,299)
Balance at December 31, 2025	20,359,353	$448	$936,276	$(9,839,399)	$9,238,196	$(359,157)	$(23,636)

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net earnings	$869,193	$863,140	$788,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	51,141	50,352	48,951
Amortization	74,469	72,869	72,213
Deferred tax provision (benefit)	17,471	(5,216)	(13,373)
Share-based compensation	22,512	19,979	17,928
Non-cash discrete current tax benefit	(13,685)	(22,982)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(46,349)	(52,999)	50,296
Inventories	(7,651)	24,127	71,021
Other current assets	(10,847)	(1,015)	20,666
Trade accounts payable	33,762	12,083	(40,554)
Taxes payable	(18,816)	(11,931)	12,260
Accruals and other	(15,428)	19,939	(62,312)
Net cash provided by operating activities	955,772	968,346	965,874
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	—	1,631	835
Purchase of property, plant, and equipment	(107,124)	(103,898)	(105,323)
Proceeds from government grant	6,170	—	6,094
Acquisitions	(93,839)	(10,091)	(5,811)
Other investing activities	919	(7,104)	(27,489)
Net cash used in investing activities	(193,874)	(119,462)	(131,694)
Cash flows from financing activities:
Proceeds from borrowings	1,996,222	2,156,565	2,126,797
Repayments of borrowings	(1,974,762)	(2,175,291)	(2,097,023)
Proceeds from exercise of stock options	32,273	23,719	19,234
Repurchases of common stock	(799,995)	(849,997)	(900,000)
Payments of excise tax on repurchases of common stock	(7,750)	(8,089)	—
Acquisition contingent consideration paid	—	—	(7,767)
Other financing activities	(1,161)	(2,884)	(826)
Net cash used in financing activities	(755,173)	(855,977)	(859,585)
Effect of exchange rate changes on cash and cash equivalents	801	(3,352)	(754)
Net increase (decrease) in cash and cash equivalents	7,526	(10,445)	(26,159)
Cash and cash equivalents:
Beginning of period	59,362	69,807	95,966
End of period	$66,888	$59,362	$69,807
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66,634	$75,937	$75,618
Taxes	$180,848	$209,374	$178,255
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to global trade disputes/tariffs, governmental policies, the geopolitical environment, the conflict in Ukraine and continuing instability in the Middle East, as well as other factors. A discussion of the Company's significant accounting policies is included in the Notes to the Consolidated Financial Statements included within this filing.
All intercompany transactions and balances have been eliminated.
Certain prior year items have been updated to conform with current year presentation.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets
a)Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. The Company capitalizes certain direct costs related to the acquisition and development of internal-use computer software. Externally purchased software is capitalized when the Company obtains legal ownership and is amortized over its useful life ranging from three to five years. Internally developed software costs for internal use are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs associated with internal-use software are amortized on a straight-line basis over 10 years. Fully depreciated assets other than capitalized internally developed software are retained in property, plant, and equipment and accumulated depreciation accounts until disposal.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense includes amortization of the right-of-use asset and interest on the lease liability, both recognized over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred. Short-term leases are less than one year without purchase or renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with ASC 360.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 61,519, 98,803, and 123,406 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2025, 2024, and 2023, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 72,637, 61,040, and 54,840 shares of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Derivative Financial Instruments
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 6, the Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. These agreements limit the Company's exposure on interest rate fluctuations on the underlying debt. The Company also enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses. Such contracts limit the Company’s exposure to currency fluctuations on the underlying hedged item. These contracts are adjusted to fair market value as of each balance sheet date, with the resulting changes in fair value being recognized in other charges (income), consistent with the underlying hedged item.
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
In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures, which enhances income tax disclosures, especially related to the rate reconciliation and income taxes paid

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

information. The Company adopted these annual disclosure requirements on a prospective basis in 2025. See Note 14 for the required income tax disclosures.
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
In December 2025, the FASB issued ASU 2025-12: Codification Improvements, which updates U.S. GAAP for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact, if any, on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,081,541	$162,354	$603,735	$574,258	$585,917	$3,007,805
Service Revenue:
Point in time	307,630	35,639	190,756	42,548	155,594	732,167
Over time	107,031	12,865	101,480	18,027	47,024	286,427
Total	$1,496,202	$210,858	$895,971	$634,833	$788,535	$4,026,399

Twelve months ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,042,479	$174,484	$593,502	$565,118	$554,645	$2,930,228
Service Revenue:
Point in time	290,266	31,746	176,459	45,587	140,162	684,220
Over time	96,757	12,350	88,041	17,742	43,023	257,913
Total	$1,429,502	$218,580	$858,002	$628,447	$737,830	$3,872,361

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Twelve months ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,039,766	$147,792	$542,707	$656,834	$519,562	$2,906,661
Service Revenue:
Point in time	279,234	29,917	170,343	45,127	131,214	655,835
Over time	84,919	10,970	79,857	16,857	33,210	225,813
Total	$1,403,919	$188,679	$792,907	$718,818	$683,986	$3,788,309
The Company's global revenue mix by product category for the year ended December 31, 2025 is laboratory (56% of sales), industrial (39% of sales), and retail (5% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2025	2024	2023
Laboratory	$2,241,106	$2,185,979	$2,068,807
Industrial	1,579,353	1,490,026	1,490,445
Retail	205,940	196,356	229,057
Total net sales	$4,026,399	$3,872,361	$3,788,309
A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2025	2024	2023
Americas	$1,679,423	$1,606,292	$1,568,210
Europe	1,160,968	1,100,399	1,015,498
Asia/Rest of World	1,186,008	1,165,670	1,204,601
Total	$4,026,399	$3,872,361	$3,788,309
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2025 and 2024 was $32.3 million and $32.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2025	2024	2023
Beginning balances as of January 1	$204,166	$202,022	$192,759
Customer prepayments/deferred revenue	744,971	656,890	670,178
Revenue recognized	(727,755)	(643,067)	(663,165)
Foreign currency translation	7,996	(11,679)	2,250
Ending balance as of December 31	$229,378	$204,166	$202,022

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
4.    ACQUISITIONS
In 2025, the Company acquired several companies related to its North American distribution, an extension of its life science equipment portfolio and other acquisitions. The cumulative initial cash payments were $93.8 million and the Company may be required to pay additional consideration of up to $35.5 million. The additional consideration is based upon various financial thresholds measured over a period of one to three years after the closing of the respective transaction. The estimated fair value of the aggregate contingent consideration obligation at the time of acquisition of $21.2 million was initially determined using a Monte Carlo simulation based on the Company's forecast of future financial results. The initial estimated fair value of contingent consideration was increased by $1.8 million during the fourth quarter of 2025, based upon actual results and future financial projections. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement. In 2025, the Company realized a net benefit of $4.4 million, including the above amount, in Other Charges (Income), net related to contingent consideration associated with previous acquisitions.
Goodwill recorded in connection with the acquisitions totaled $56.0 million, which is deductible for tax purposes. Goodwill of $36.2 million and $19.8 million are included in the Company’s U.S. Operations segment and Other Operations segment, respectively. Identified intangible finite-life assets acquired include customer relationships of $35.0 million. The Company used variations of the income approach in determining the fair value of the intangible assets acquired. Specifically, the multi-period excess earnings method was used to determine the fair value of the customer relationships acquired. The Company's determination of the fair value of the acquired intangible assets involved the use of estimates and assumptions principally related to revenue growth and customer attrition rates.
The identifiable finite-life intangible assets will be amortized on a straight-line basis over a period of 5 to 10 years and the annual aggregate amortization expense is estimated at $4.0 million. Net tangible assets acquired were $17.1 million and were recorded at fair value in the consolidated financial statements. Acquired assets of $6.6 million and $10.5 million are included in the Company's U.S. Operations segment and Other Operations segment, respectively.
In 2024 and 2023, the Company also incurred additional acquisition payments totaling $10.1 million and $5.8 million, respectively, associated with other immaterial acquisitions.
In 2023, the final contingent consideration payment of $10.0 million was made relating to the PendoTECH acquisition of which $5.6 million is included in financing activities for the amount accrued at the acquisition date and $4.4 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

5.    INVENTORIES
Inventories consisted of the following at December 31:

	2025	2024
Raw materials and parts	$171,600	$161,416
Work-in-progress	77,146	69,488
Finished goods	138,482	111,370
Total inventory	$387,228	$342,274
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
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2025 and 2024 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $4.5 million based upon interest rates at December 31, 2025 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2025, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2025 and 2024, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income), net a net loss of $2.1 million and net gain of $2.0 million and a net loss of $19.7 million during the years ended December 31, 2025, 2024, and 2023, respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2025 and 2024, these contracts had a notional value of $1.2 billion and $788.6 million, respectively.
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

7.    FAIR VALUE MEASUREMENTS
At December 31, 2025 and 2024, the Company had derivative assets totaling $3.2 million and $9.2 million, respectively, and derivative liabilities totaling $37.4 million and $8.5 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2025 and 2024.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2025 and 2024. The Company does not have any assets or liabilities which are categorized as Level 1.

	2025	2024	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$3,167	$7,949	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreement	—	855	Other current assets and prepaid expenses
Cross currency swap agreement	—	398	Other non-current assets
Total derivative assets	$3,167	$9,202

Foreign currency forward contracts not designated as hedging instruments	$5,237	$4,078	Accrued and other liabilities
Cash flow hedges:
Cross currency swap agreements	14,287	—	Accrued and other liabilities
Cross currency swap agreements	17,889	4,463	Other non-current liabilities
Total derivative liabilities	$37,413	$8,541
The Company had $5.1 million and $3.7 million of cash equivalents at December 31, 2025 and 2024, respectively, the fair value of which is determined using Level 2 inputs through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt is less than the carrying value by approximately $185.7 million as of December 31, 2025. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
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

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2025	2024
Land	$71,493	$61,693
Building and leasehold improvements	466,670	404,699
Machinery and equipment	572,926	511,411
Computer software	556,331	489,387
Property, plant, and equipment, gross	1,667,420	1,467,190
Less accumulated depreciation and amortization	(821,784)	(696,910)
Property, plant, and equipment, net	$845,636	$770,280

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2025	2024
Balance at beginning of year	$668,914	$670,108
Goodwill acquired	55,998	5,897
Goodwill disposed	—	(175)
Foreign currency translation	14,313	(6,916)
Balance at year end	$739,225	$668,914

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2025. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2025			2024
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$331,229	$(133,460)	$197,769	$289,178	$(116,812)	$172,366
Proven technology and patents	132,247	(93,025)	39,222	123,971	(80,634)	43,337
Tradenames (finite life)	8,476	(6,555)	1,921	7,853	(5,308)	2,545
Tradenames (indefinite life)	35,795	—	35,795	35,088	—	35,088
Other	14,285	(10,082)	4,203	12,426	(8,619)	3,807
	$522,032	$(243,122)	$278,910	$468,516	$(211,373)	$257,143
The Company recognized amortization expense associated with the above intangible assets of $28.5 million, $27.1 million, and $27.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $28.6 million for 2026, $27.8 million for 2027, $25.1 million for 2028, $23.0 million for 2029, and $22.0 million for 2030. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $27.3 million, $21.1 million after tax, $25.9 million, $20.1 million after tax, and $26.4 million, $20.5 million after tax, for the years ended December 31, 2025, 2024, and 2023, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in property, plant, and equipment in Note 8, of $45.8 million, $45.6 million, and $44.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

10.    DEBT
Debt consisted of the following at December 31:

	2025	2024
4.24% $125 million 10-year Senior Notes due June 25, 2025	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	146,753	129,840
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	158,493	140,227
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	146,753	129,840
3.80% EUR 100 million 10 1/2-year Senior Notes due July 9, 2035	117,402	—
Senior Notes debt issuance costs, net	(3,833)	(4,260)
Total Senior Notes	1,265,568	1,220,647
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points(1)(2)	809,215	730,203
Other local arrangements	77,389	63,038
Total debt	2,152,172	2,013,888
Less: current portion	(63,931)	(182,623)
Total long-term debt	$2,088,241	$1,831,265

(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
(2) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for euro and SONIA for Great British pounds.
At December 31, 2025, the interest payments associated with 71% of the Company’s debt are fixed obligations. The Company’s weighted average interest rate was 3.2% and 3.6% for the years ended December 31, 2025 and 2024, respectively.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. In December 2021, the Company amended all of its U.S. Senior Note agreements to conform to the financial covenants in the underlying agreements. The amended agreements require the Company to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement has several events of default, with customary grace periods as applicable. The Company was in compliance with its covenants at December 31, 2025.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Total issuance costs of approximately $3.8 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various terms.
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
The Company has designated its EUR 125 million 1.47% Euro Senior Notes, EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $65.6 million, an unrealized gain of $25.0 million, and an unrealized loss of $12.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company has an unrealized loss of $23.3 million associated with these net investment hedges recorded in accumulated other comprehensive income (loss) as of December 31, 2025.
Credit Agreement
On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of December 31, 2025, the Company had $536.3 million of additional borrowings available under its Credit Agreement.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of May 30, 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of December 31, 2025. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable. The Company incurred approximately $0.2 million of debt extinguishment costs during 2024 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2024 associated with the Credit Agreement, which will be amortized to interest expense through 2029.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $48 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2025.

11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2025, 3,288,861 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized an additional $2.75 billion to the share repurchase program, which had $3.7 billion of remaining availability as of December 31, 2025. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 33.0 million of common shares since the inception of the program in 2004 through December 31, 2025, at a total cost of $10.6 billion. The Company spent $800 million, $850 million, and $900 million during 2025, 2024, and 2023, respectively, on the repurchase of 646,608 shares, 645,139 shares, and 691,913 shares at an average price per share of $1,237.18, $1,317.52, and $1,300.72, respectively. The Company reissued 56,500 shares, 68,428 shares, and 79,076 shares held in treasury for the exercise of stock options and restricted stock units during 2025, 2024, and 2023, respectively. In addition, the Company incurred $7.4 million, $7.8 million, and $8.1 million of excise tax during the years ended December 31, 2025, 2024, and 2023, respectively, related to the Inflation Reduction Act, which is reflected as a reduction in shareholders' equity in our consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the periods ended December 31, 2025, 2024, and 2023:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(48,800)	(48,800)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(12,372)	—	(12,372)
Foreign currency translation adjustment	(34,366)	—	(11,762)	(46,128)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	8,236	6,482	14,718
Net change in other comprehensive income (loss), net of tax	(34,366)	(4,136)	(54,080)	(92,582)
Balance at December 31, 2023	$(117,230)	$120	$(202,705)	$(319,815)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(26,769)	(26,769)
Net unrealized gains (loss) on cash flow hedging arrangements	—	19,836	—	19,836
Foreign currency translation adjustment	(16,273)	—	11,236	(5,037)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(23,876)	9,803	(14,073)
Net change in other comprehensive income (loss), net of tax	(16,273)	(4,040)	(5,730)	(26,043)
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	46,949	46,949
Net unrealized gains (loss) on cash flow hedging arrangements	—	(15,446)	—	(15,446)
Foreign currency translation adjustment	(51,022)	—	(23,387)	(74,409)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	16,631	12,976	29,607
Net change in other comprehensive income (loss), net of tax	(51,022)	1,185	36,538	(13,299)
Balance at December 31, 2025	$(184,525)	$(2,735)	$(171,897)	$(359,157)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cross currency swap	20,532	(29,476)	10,168	(a)
Provision for taxes	3,901	(5,600)	1,932	Provision for taxes
Total, net of taxes	$16,631	$(23,876)	$8,236

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$16,312	$12,371	$8,240	(b)
Provision for taxes	3,336	2,568	1,758	Provision for taxes
Total, net of taxes	$12,976	$9,803	$6,482
(a)The cross currency swap reflects an unrealized loss of $28.8 million and unrealized gain of $18.1 million and unrealized loss of $21.1 million recorded in other charges (income) during the years ended December 31, 2025, 2024, and 2023, respectively, that was offset by the underlying unrealized gain or loss on the hedged debt. The cross currency swap also reflects a realized gain of $8.3 million, $11.4 million, and $10.9 million recorded in interest expense during the years ended December 31, 2025, 2024, and 2023, respectively.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 13 for additional details.

12.    EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2013 Equity Incentive Plan was approved by shareholders on May 2, 2013 and provides that 2 million shares of common stock, plus any shares that remained available for grant under the Company’s prior equity incentive plan as well as options outstanding that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock units, and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years. Performance share units generally vest after a three-year period from the date of the grant based upon satisfaction of the performance condition. Restricted share units primarily vest from the date of the grant equally over a three-year period for executive officers and a five-year period for participating managers. During 2025, the compensation committee of the Board of Directors generally granted restricted share units to participating managers and a combination of non-qualified stock options, performance share units and restricted share units to executive officers.
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
All share-based compensation arrangements granted to employees, including stock option grants, are recognized in the consolidated statement of operations based on the grant-date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Share-

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

based compensation expense is recorded within selling, general, and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet.
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2024 through December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	217,277	$881.92	$79.6
Granted	10,657	1,293.86
Exercised	(48,279)	647.87
Forfeited	(4,068)	1,144.98
Expired	(368)	1,484.40
Outstanding at December 31, 2025	175,219	$964.09	$77.2
Options exercisable at December 31, 2025	125,930	$872.33	$67.0
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2025 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

53,469	$574.47	2.01	53,469
62,155	$947.69	5.94	40,817
59,595	$1,330.77	7.28	31,644
175,219		5.19	125,930
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2025, 2024, and 2023 was $502.65, $494.81, and $400.30, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.86%	4.31%	4.64%
Expected life in years	6.8	6.8	6.7
Expected volatility	29%	28%	27%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was approximately $32.7 million, $62.9 million, and $68.7 million, respectively.
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
The compensation expense for options recognized during the years ended December 31, 2025, 2024, and 2023 was $8.1 million, $8.4 million, and $6.0 million, respectively.
The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2024 through December 31, 2025:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	25,428	$31.1	10,415	$12.7
Granted	12,437		2,781
Adjustment for performance results achieved(1)	—		(1,918)
Vested	(8,224)		—
Forfeited	(1,269)		(60)
Outstanding at December 31, 2025	28,372	$39.6	11,218	$15.6
(1) 2021 performance share units vested in the first quarter 2025.
The weighted average grant-date fair value of the restricted stock units granted during the years ended 2025, 2024, and 2023 was $1,388.27, $1,260.96, and $1,029.48 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $17.3 million for 2025, $12.2 million for 2024, and $12.8 million for 2023 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was approximately $9.9 million, $8.7 million, and $8.6 million, respectively. The compensation expense of $10.7 million, $8.3 million, and $8.8 million was recognized during the years ended December 31, 2025, 2024, and 2023, respectively.
The Company granted performance share units with a market condition during 2025, 2024, and 2023. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Health Care and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2025, the market conditions for the 2022 performance share units were substantially not met. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.69%	4.24%	4.71%
Expected life in years	3	3	3
Expected volatility	29%	28%	27%
Expected dividend yield	—	—	—
The weighted average grant-date fair value of the performance share units granted was $1,468.24 for 2025, $1,153.99 for 2024, and $1,103.23 for 2023. The total fair value of the performance share units on the date of the grant was $4.1 million, $3.6 million, and $3.3 million for 2025, 2024, and 2023,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

respectively, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
The compensation expense for performance share units recognized during the years ended December 31, 2025, 2024, and 2023 was $3.7 million, $3.3 million, and $3.1 million, respectively.
At December 31, 2025, a total of 2,810,038 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2025, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $59.3 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.2 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $20.6 million, $18.7 million, and $20.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2025 and 2024:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$99,881	$108,546	$924,869	$917,321	$521	$614	$1,025,271	$1,026,481
Service cost, gross	932	1,587	39,842	35,403	—	—	40,774	36,990
Interest cost	4,804	4,766	14,352	17,792	23	26	19,179	22,584
Actuarial losses (gains)	2,445	(6,473)	(1,173)	69,564	43	13	1,315	63,104
Plan amendments and other	—	—	(25,630)	101	(371)	—	(26,001)	101
Benefits paid	(8,918)	(8,545)	(53,755)	(53,103)	(133)	(132)	(62,806)	(61,780)
Impact of foreign currency	—	—	121,841	(62,209)	—	—	121,841	(62,209)
Benefit obligation at end of year	$99,144	$99,881	$1,020,346	$924,869	$83	$521	$1,119,573	$1,025,271
Change in plan assets:
Fair value of plan assets at beginning of year	$90,520	$86,061	$997,429	$1,010,177	$—	$—	$1,087,949	$1,096,238
Actual return on plan assets	10,327	7,788	98,841	64,883	—	—	109,168	72,671
Employer contributions	2,157	5,216	27,972	26,088	132	132	30,261	31,436
Plan participants’ contributions	—	—	20,563	19,287	—	—	20,563	19,287
Plan amendments and other	—	—	(24,493)	—	—	—	(24,493)	—
Benefits paid	(8,918)	(8,545)	(53,755)	(53,103)	(132)	(132)	(62,805)	(61,780)
Impact of foreign currency	—	—	137,082	(69,903)	—	—	137,082	(69,903)
Fair value of plan assets at end of year	$94,086	$90,520	$1,203,639	$997,429	$—	$—	$1,297,725	$1,087,949
Funded status	$(5,058)	$(9,361)	$183,293	$72,560	$(83)	$(521)	$178,152	$62,678
The change in the benefit obligation for 2025 is primarily related to the impact of foreign currency offset in part by actuarial gains.
The accumulated benefit obligations at December 31, 2025 and 2024 were $99.1 million and $99.9 million, respectively, for the U.S. defined benefit pension plan and $859.2 million and $781.1 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2025 were $105.2 million, $95.6 million, and $2.2 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2024 were $146.0 million, $118.0 million, and $51.1 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Other non-current assets	$—	$—	$287,212	$174,006	$—	$—	$287,212	$174,006
Accrued and other liabilities	(147)	(139)	(5,957)	(5,201)	(82)	(94)	(6,186)	(5,434)
Pension and other post-retirement liabilities	(4,904)	(9,223)	(96,992)	(95,276)	—	(426)	(101,896)	(104,925)
Accumulated other comprehensive loss (income)	33,011	36,760	196,530	238,408	(210)	74	229,331	275,242
Total	$27,960	$27,398	$380,793	$311,937	$(292)	$(446)	$408,461	$338,889
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes at December 31, 2025 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total		Total, After Tax
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Plan amendments and prior service cost	$—	$—	$(13,470)	$(16,140)	$(497)	$(202)	$(13,967)	$(16,342)	$(10,906)	$(18,212)
Actuarial losses (gains)	33,011	36,760	210,000	254,548	287	276	243,298	291,584	194,174	$231,446
Total	$33,011	$36,760	$196,530	$238,408	$(210)	$74	$229,331	$275,242	$183,268	$213,234
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2025:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(2,179)	$(56,098)	$43	$(58,234)	$(46,286)
Plan amendment	—	(447)	(371)	(818)	(663)
Amortization of:
Actuarial (losses) gains	(1,570)	(17,944)	(31)	(19,545)	(15,649)
Plan amendments and prior service cost	—	3,241	75	3,316	2,673
Impact of foreign currency	—	29,370	—	29,370	23,387
Total	$(3,749)	$(41,878)	$(284)	$(45,911)	$(36,538)
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Discount rate	5.04%	5.34%	1.80%	1.57%
Compensation increase rate	n/a	n/a	0.75%	0.81%
Expected long-term rate of return on plan assets	6.50%	6.75%	4.07%	4.06%
Interest crediting rate	n/a	n/a	2.00%	1.50%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Discount rate	5.34%	4.68%	4.87%	1.57%	2.07%	2.57%
Compensation increase rate	n/a	n/a	n/a	0.81%	0.84%	0.87%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	4.06%	3.84%	3.84%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost, net	$932	$1,587	$1,155	$19,281	$16,116	$13,945	$—	$—	$—	$20,213	$17,703	$15,100
Interest cost on projected benefit obligations	4,804	4,766	5,023	14,352	17,792	19,991	23	26	28	19,179	22,584	25,042
Expected return on plan assets	(5,712)	(5,472)	(5,532)	(43,143)	(37,084)	(34,675)	—	—	—	(48,855)	(42,556)	(40,207)
Recognition of actuarial losses/(gains) and prior service cost	1,571	2,082	2,192	14,703	10,356	6,061	(43)	(43)	(76)	16,231	12,395	8,177
Net periodic pension cost/(benefit)	$1,595	$2,963	$2,838	$5,193	$7,180	$5,322	$(20)	$(17)	$(48)	$6,768	$10,126	$8,112
The projected post-retirement benefit obligation was principally determined using discount rates of 5.0% in 2025 and 2024. Net periodic post-retirement benefit cost was principally determined using discount rates of 5.0% in 2025, 4.5% in 2024, and 4.7% in 2023.
The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 20-40% in equity securities, 55-75% in fixed income securities, and 5-10% in other types of investments. International plan assets relate primarily to the Company’s Swiss pension plan with target allocations of 25-40% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2025				December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$64,103	$—	$—	$64,103	$48,420	$—	$—	$48,420
Equity Securities:
Mettler-Toledo Stock	2,993	—	—	2,993	2,632	—	—	2,632
Equity Mutual Funds:
U.S.(1)	17,801	2,960	—	20,761	5,948	25,324	—	31,272
International(2)	356,732	12,685	—	369,417	290,027	9,802	—	299,829
Emerging Markets(3)	27,148	—	—	27,148	20,536	—	—	20,536
Fixed Income Securities:
Corporate/Government Bonds(4)	106,188	—	—	106,188	92,878	—	—	92,878
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	—	2,214	2,214	—	24,493	2,073	26,566
Core Bond(6)	193,914	66,482	—	260,396	134,891	54,771	—	189,662
Real Asset Mutual Funds:
Real Estate(7)	—	228,624	—	228,624	—	183,332	—	183,332
Commodities(8)	80,288	—	—	80,288	62,401	—	—	62,401
Other Types of Investments:
Debt Securities (9)	47,932	—	—	47,932	41,989	—	—	41,989
Global Allocation Funds(10)	3,217	—	—	3,217	4,505	—	—	4,505
Multi-Strategy Fund of Hedge Funds (11)	—	22,465	—	22,465	—	20,837	—	20,837
Insurance Linked Securities(12)	620	—	—	620	669	—	—	669
Total assets in fair value hierarchy	$900,936	$333,216	$2,214	$1,236,366	$704,896	$318,559	$2,073	$1,025,528
Investments measured at net asset value:
Emerging Markets (13)				2,994				6,093
Multi-Strategy Fund of Hedge Funds (13)				58,365				56,328
Total pension assets at fair value				$1,297,725				$1,087,949
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
The following table presents a roll-forward of activity for the years ended December 31, 2025 and 2024 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2023	$1,972
Actual return on plan assets related to assets held at end of year	42
Purchases	159
Sales	(8)
Impact of foreign currency	(92)
Balance at December 31, 2024	$2,073
Actual return on plan assets related to assets held at end of year	33
Purchases	110
Sales	(240)
Impact of foreign currency	239
Balance at December 31, 2025	$2,214
There were no transfers between any asset levels during the years ended December 31, 2025 and 2024.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits, Net of Subsidy	Total
2026	$8,763	$61,112	$84	$69,959
2027	8,745	62,694	—	71,439
2028	8,697	63,547	—	72,244
2029	8,602	65,507	—	74,109
2030	8,465	65,800	—	74,265
2031-2035	38,586	307,820	—	346,406
In 2026, the Company expects to make employer contributions of approximately $0.1 million to its U.S. pension plan, $29.9 million to its non-U.S. pension plan, and approximately $0.1 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2025	2024	2023
United States	$151,383	$128,053	$142,078
Non-United States	897,526	909,170	831,650
Earnings before taxes	$1,048,909	$1,037,223	$973,728

The provision for taxes consists of:

	Current	Deferred	Total
Year ended December 31, 2025:
United States federal	$1,764	$9,668	$11,432
United States state and local	8,838	892	9,730
Non-United States	151,643	6,911	158,554
Total	$162,245	$17,471	$179,716
Year ended December 31, 2024:
United States federal	$13,591	$(6,881)	$6,710
United States state and local	5,782	973	6,755
Non-United States	159,926	692	160,618
Total	$179,299	$(5,216)	$174,083
Year ended December 31, 2023:
United States federal	$20,036	$(10,949)	$9,087
United States state and local	8,946	(838)	8,108
Non-United States	169,341	(1,586)	167,755
Total	$198,323	$(13,373)	$184,950

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2025, 2024, and 2023 to earnings before taxes as a result of the following:

	2025
	Amount	Percent
U.S. federal statutory tax rate	$220,271	21.0%
State and local income taxes, net of federal income tax effect(1)	8,064	0.8%
Foreign tax effects:
Switzerland:
Statutory tax rate difference between Switzerland and U.S.	(58,032)	(5.6)%
Cantonal tax	33,021	3.1%
Other	(10,453)	(1.0)%
China:
High and new technology enterprises benefit	(23,425)	(2.2)%
Withholding tax	15,023	1.4%
Statutory tax rate difference between China and U.S.	11,828	1.1%
Other	(5,997)	(0.6)%
Other foreign jurisdictions	11,120	1.1%
Effect of cross-border tax laws	(15,139)	(1.4)%
Changes in unrecognized tax benefits	(7,452)	(0.7)%
Other adjustments	887	0.1%
Effective tax rate	$179,716	17.1%
(1) Primarily related to state taxes in Illinois, California, and Florida.

	2024	2023
Expected tax	$217,817	$204,483
United States state and local income taxes, net of federal income tax benefit	5,504	6,858
Non-United States income taxes at other than U.S. federal rate	(21,489)	(14,611)
Excess tax benefits from stock option exercises	(11,875)	(13,674)
Benefit related to the settlement of a tax audit	(22,982)	—
Other, net	7,108	1,894
Total provision for taxes	$174,083	$184,950
The Company’s reported effective tax rate was 17% in both 2025 and 2024, compared to 19% in 2023. The reported tax rate in 2025 and 2024 includes a non-cash discrete current tax benefit of $13.7 million and $23.0 million, respectively, resulting from the reduction of uncertain tax position liabilities related to the settlement of a tax audit. The reported rate in 2025 also includes a non-cash discrete deferred tax benefit of $5.8 million resulting from the reduction of a valuation allowance related to the settlement of a tax audit.
On July 4, 2025, the United States enacted new tax legislation into law. The Company reflected the impact of the legislation, which was not material, in 2025. The Company does not expect the legislation to have a material impact on its projected annual income tax rate or consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Cash paid for income taxes, net consisted of the following at December 31:

2025
Federal	$18,804
State	5,481
Foreign:
China	52,329
Switzerland	52,287
Germany	8,767
Zurich	2,546
Other	40,634
Cash paid for income taxes, net	$180,848
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2025	2024
Deferred tax assets:
Inventory	$33,153	$26,803
Lease liability, accrued and other liabilities	84,232	100,030
Accrued post-retirement benefit and pension costs	20,835	27,972
Net operating loss and other tax carryforwards	54,181	44,464
Swiss tax reform intangible assets	50,300	51,662
Other	9,337	10,460
Total deferred tax assets	252,038	261,391
Less valuation allowance	(68,122)	(73,171)
Total deferred tax assets less valuation allowance	183,916	188,220
Deferred tax liabilities:
Inventory	5,648	10,416
Lease right-of-use assets and other assets	27,876	25,990
Property, plant, and equipment	99,706	85,189
Acquired intangibles amortization	65,342	64,627
Prepaid post-retirement benefit and pension costs	61,715	43,547
International earnings	27,422	16,367
Unrealized currency gains	6,611	11,451
Total deferred tax liabilities	294,320	257,587
Net deferred tax (liability) asset	$(110,404)	$(69,367)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2025	2024
Unrecognized tax benefits at beginning of year	$45,435	$58,225
Increases related to current tax positions	6,030	10,399
Increases related to prior year tax positions	7,574	—
Decreases related to prior year tax positions	(2,206)	(1,169)
Decreases related to the settlement of a tax audit	(13,385)	(19,980)
Impact of foreign currency	4,629	(2,040)
Unrecognized tax benefits at end of year	$48,077	$45,435
Included in the balance of unrecognized tax benefits at December 31, 2025 and 2024 were $48.1 million and $45.4 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. During year ended December 31, 2025, the Company's unrecognized tax benefits were reduced by $13.4 million plus accrued interest of $0.3 million pertaining to the settlement of a tax audit. During year ended December 31, 2024, the Company's unrecognized tax benefits were reduced by $20.0 million plus accrued interest of $3.0 million pertaining to the settlement of a tax audit. Other increases and decreases related to current and prior year tax positions during 2025 and 2024 primarily relate to non-United States income taxes. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2025 and 2024 was $11.4 million and $9.4 million, respectively.
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
As of December 31, 2025, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2018, the United States after 2016, France after 2022, Switzerland after 2023, the United Kingdom after 2021, and China after 2021. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $16.8 million, $4.6 million, and $4.1 million in 2025, 2024, and 2023, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $13.6 million, $7.7 million, and $7.6 million in 2025, 2024, and 2023, respectively. Other charges (income), net also includes acquisition transaction costs of $2.2 million in 2025 and $0.3 million in 2024. For the year ended December 31, 2025, it also includes a net benefit of $4.4 million related to contingent consideration associated with previous acquisitions.

16.    LEASES
The Company’s leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2025	2024	Balance Sheet Location
Operating right-of-use assets, net	$111,718	$106,830
Finance right-of-use assets, net	15,637	5,905
Right-of-use assets, net	$127,355	$112,735	Other non-current assets

Current operating lease liability	$35,108	$29,074	Accrued and other liabilities
Current finance lease liability	2,821	741	Short-term borrowings and current maturities of long-term debt
Non-current operating lease liability	78,043	81,956	Other non-current liabilities
Non-current finance lease liability	13,509	5,414	Long-term debt
Total lease liability	$129,481	$117,185
As of December 31, 2025, the Company had not entered into any material real estate operating leases expected to commence in 2026.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

For the years ended December 31, 2025, 2024 and 2023, the Company had the following recorded in cost of sales, and selling, general, and administrative associated with leasing arrangements:

	2025	2024	2023
Operating lease expense	$40,288	$39,424	$37,849
Finance lease expense
Amortization of right-of-use assets	1,791	744	526
Interest on lease liabilities	469	252	144
Variable lease expense	11,767	9,841	7,022
Short-term lease expense	1,313	1,228	1,004
Total lease expense	$55,628	$51,489	$46,545

Weighted average remaining lease term
Operating leases	5.2 years	5.9 years	6.5 years
Finance leases	5.5 years	7.5 years	7.8 years

Weighted average discount rate
Operating leases	4.2%	4.3%	4.1%
Finance leases	5.0%	4.6%	4.4%
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $38.0 million, $33.8 million, and $34.4 million, offset by a change in the lease liability of $37.9 million, $33.7 million, and $33.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Lease payments within operating activities were $40.8 million, $36.6 million, and $36.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Lease payments from finance leases were $1.9 million, $0.8 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $32.8 million, $23.5 million, and $34.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

	Finance Leases	Operating Leases
2026	$3,798	$37,615
2027	3,798	27,074
2028	3,790	18,476
2029	3,294	11,809
2030	1,480	8,906
Thereafter	2,051	22,735
Total lease payments	18,211	126,615
Less imputed interest	(1,881)	(13,464)
Total lease liability	$16,330	$113,151

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

Year ended December 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,496,202	$210,858	$895,971	$634,833	$788,535	$—	$4,026,399
Net sales to other segments	152,955	836,217	202,552	329,690	40,862	(1,562,276)	—
Total net sales	1,649,157	1,047,075	1,098,523	964,523	829,397	(1,562,276)	4,026,399
Segment cost of sales(c)	735,302	509,333	497,294	437,368	452,584
Segment period expense(d)	538,495	254,028	374,558	182,245	235,111
Unallocated expense / eliminations						179,398
Segment profit	$375,360	$283,714	$226,671	$344,910	$141,702	$(179,398)	$1,192,959

Year ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,429,502	$218,580	$858,002	$628,447	$737,830	$—	$3,872,361
Net sales to other segments	153,759	801,749	185,321	320,196	21,738	(1,482,763)	—
Total net sales	1,583,261	1,020,329	1,043,323	948,643	759,568	(1,482,763)	3,872,361
Segment cost of sales(c)	690,498	498,505	486,823	422,130	421,489
Segment period expense(d)	499,698	241,178	350,199	180,713	213,895
Unallocated expense / eliminations						150,073
Segment profit	$393,065	$280,646	$206,301	$345,800	$124,184	$(150,073)	$1,199,923

Year ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,403,919	$188,679	$792,907	$718,818	$683,986	$—	$3,788,309
Net sales to other segments	137,192	761,114	188,963	278,027	20,600	(1,385,896)	—
Total net sales	1,541,111	949,793	981,870	996,845	704,586	(1,385,896)	3,788,309
Segment cost of sales(c)	689,004	436,494	455,596	448,341	400,634
Segment period expense(d)	487,055	231,818	347,601	181,410	197,714
Unallocated expense / eliminations						146,642
Segment profit	$365,052	$281,481	$178,673	$367,094	$106,238	$(146,642)	$1,151,896
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
A reconciliation of segment profit to earnings before taxes follows:

	2025	2024	2023
Segment profit	$1,192,959	$1,199,923	$1,151,896
Amortization	(74,469)	(72,869)	(72,213)
Interest expense	(68,515)	(74,631)	(77,366)
Restructuring charges	(17,868)	(19,771)	(32,735)
Other income, net	16,802	4,571	4,146
Earnings before taxes	$1,048,909	$1,037,223	$973,728

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the additional disclosures for the Company’s reportable segments:

Year ended December 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$16,772	$6,847	$5,818	$9,326	$5,948	$6,430	$51,141
Total assets	$4,368,650	$4,254,653	$1,793,515	$1,048,600	$559,453	$(8,312,225)	$3,712,646
Purchase of property, plant, and equipment	$(15,010)	$(8,314)	$(7,084)	$(19,489)	$(5,685)	$(51,542)	$(107,124)
Goodwill	$568,639	$29,489	$107,359	$630	$33,108	$—	$739,225

Year ended December 31, 2024	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$16,970	$7,086	$5,339	$9,434	$5,353	$6,170	$50,352
Total assets	$4,081,688	$3,780,506	$1,505,017	$854,023	$416,314	$(7,397,549)	$3,239,999
Purchase of property, plant, and equipment	$(16,542)	$(9,504)	$(6,340)	$(14,355)	$(11,683)	$(45,474)	$(103,898)
Goodwill	$532,394	$25,601	$97,426	$597	$12,896	$—	$668,914

Year ended December 31, 2023	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$15,863	$7,017	$5,351	$9,609	$4,297	$6,814	$48,951
Total assets	$3,848,003	$3,554,911	$1,533,297	$989,955	$408,200	$(6,978,811)	$3,355,555
Purchase of property, plant, and equipment	$(36,269)	$(8,030)	$(5,052)	$(10,133)	$(12,380)	$(33,459)	$(105,323)
Goodwill	$526,392	$27,532	$101,653	$621	$13,910	$—	$670,108
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2025	2024	2023	2025	2024
United States	$1,420,729	$1,358,761	$1,346,468	$207,331	$216,317
Other Americas	258,694	247,531	221,742	22,248	12,485
Total Americas	1,679,423	1,606,292	1,568,210	229,579	228,802
Germany	242,624	236,292	221,482	33,901	31,320
France	164,605	152,821	139,304	19,824	19,706
United Kingdom	89,069	84,438	79,455	27,712	28,056
Switzerland	95,412	93,599	91,564	358,610	310,775
Other Europe	569,258	533,249	483,693	33,046	25,969
Total Europe	1,160,968	1,100,399	1,015,498	473,093	415,826
China	626,832	621,794	707,592	103,452	89,733
Rest of World	559,176	543,876	497,009	39,512	35,919
Total Asia/Rest of World	1,186,008	1,165,670	1,204,601	142,964	125,652
Total	$4,026,399	$3,872,361	$3,788,309	$845,636	$770,280

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2025	$73,171	$1,536	$3,792	$10,377	$68,122
Year ended December 31, 2024	$73,460	$3,312	$37	$3,638	$73,171
Year ended December 31, 2023	$62,615	$7,548	$4,149	$852	$73,460
_______________________________________
Note (A)
Amounts in 2025, 2024 and 2023 primarily relate to changes in foreign currency.
Note (B)
Amounts in 2025 primarily relate to a non-cash discrete release of a valuation allowance related to the settlement of a tax audit and the use of certain deferred tax assets. Amounts in 2024 and 2023 primarily relate to changes in state tax net operating losses and credits.

S-1