Form 10-Q
period 2026-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2026-05-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026, OR
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

The Registrant had 20,207,601 shares of Common Stock outstanding at March 31, 2026.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2026 and 2025
(In thousands, except share data)
(unaudited)

	March 31, 2026	March 31, 2025
Net sales
Products	$684,254	$649,950
Service	262,873	233,794
Total net sales	947,127	883,744
Cost of sales
Products	268,588	249,774
Service	122,723	108,091
Gross profit	555,816	525,879
Research and development	51,275	46,346
Selling, general and administrative	258,326	242,799
Amortization	19,612	17,193
Interest expense	17,007	16,653
Restructuring charges	7,270	3,767
Other charges (income), net	(7,329)	(2,821)
Earnings before taxes	209,655	201,942
Provision for taxes	40,201	38,355
Net earnings	$169,454	$163,587

Basic earnings per common share:
Net earnings	$8.35	$7.84
Weighted average number of common shares	20,286,133	20,868,873

Diluted earnings per common share:
Net earnings	$8.33	$7.81
Weighted average number of common and common equivalent shares	20,338,274	20,945,188

Total comprehensive income, net of tax (Note 9)	$183,969	$158,346

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2026 and December 31, 2025
(In thousands, except share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$60,574	$66,888
Trade accounts receivable, less allowances of $16,713 at March 31, 2026
and $16,857 at December 31, 2025	708,206	778,243
Inventories	404,826	387,228
Other current assets and prepaid expenses	158,305	130,308
Total current assets	1,331,911	1,362,667
Property, plant and equipment, net	830,329	845,636
Goodwill	736,872	739,225
Other intangible assets, net	273,765	278,910
Deferred tax assets, net	41,877	41,380
Other non-current assets	454,161	444,828
Total assets	$3,668,915	$3,712,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$228,719	$266,628
Accrued and other liabilities	234,465	237,482
Accrued compensation and related items	155,633	199,516
Deferred revenue and customer prepayments	261,024	229,378
Taxes payable	161,478	201,181
Short-term borrowings and current maturities of long-term debt	67,042	63,931
Total current liabilities	1,108,361	1,198,116
Long-term debt	2,161,596	2,088,241
Deferred tax liabilities, net	147,386	151,784
Other non-current liabilities	293,455	298,141
Total liabilities	3,710,798	3,736,282
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 20,207,601 and 20,359,353 shares at March 31, 2026 and December 31, 2025, respectively	448	448
Additional paid-in capital	942,023	936,276
Treasury stock at cost (24,578,410 shares at March 31, 2026 and 24,426,658 shares at December 31, 2025)	(10,047,310)	(9,839,399)
Retained earnings	9,407,598	9,238,196
Accumulated other comprehensive loss	(344,642)	(359,157)
Total shareholders’ equity	(41,883)	(23,636)
Total liabilities and shareholders’ equity	$3,668,915	$3,712,646

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2026 and 2025
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options, restricted stock units and performance stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,026)	—	—	(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)

Balance at December 31, 2025	20,359,353	$448	$936,276	$(9,839,399)	$9,238,196	$(359,157)	$(23,636)
Exercise of stock options, restricted stock units and performance stock units	1,211	—	278	394	(52)	—	620
Repurchases of common stock	(152,963)	—	—	(206,250)	—	—	(206,250)
Excise tax on net repurchases of common stock	—	—	—	(2,055)	—	—	(2,055)
Share-based compensation	—	—	5,469	—	—	—	5,469
Net earnings	—	—	—	—	169,454	—	169,454
Other comprehensive income (loss), net of tax	—	—	—	—	—	14,515	14,515
Balance at March 31, 2026	20,207,601	$448	$942,023	$(10,047,310)	$9,407,598	$(344,642)	$(41,883)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2026 and 2025
(In thousands)
(unaudited)

	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net earnings	$169,454	$163,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,160	12,464
Amortization	19,612	17,193
Deferred tax provision (benefit)	(1,994)	(879)
Share-based compensation	5,469	5,139
Proceeds from government grant	6,240	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	65,111	59,231
Inventories	(19,890)	(9,917)
Other current assets	(14,378)	(1,778)
Trade accounts payable	(38,091)	(16,111)
Taxes payable	(38,613)	18,213
Accruals and other	(26,286)	(52,693)
Net cash provided by operating activities	139,794	194,449
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,414)	(17,255)
Acquisitions	(2,242)	—
Other investing activities	(11,692)	10,348
Net cash used in investing activities	(31,348)	(6,907)
Cash flows from financing activities:
Proceeds from borrowings	513,590	512,496
Repayments of borrowings	(420,104)	(479,326)
Proceeds from stock option exercises	620	2,198
Repurchases of common stock	(206,250)	(218,749)
Acquisition contingent consideration paid	(2,190)	—
Other financing activities	—	(764)
Net cash used in financing activities	(114,334)	(184,145)
Effect of exchange rate changes on cash and cash equivalents	(426)	1,532
Net (decrease) increase in cash and cash equivalents	(6,314)	4,929
Cash and cash equivalents:
Beginning of period	66,888	59,362
End of period	$60,574	$64,291

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

1.BASIS OF PRESENTATION
Mettler-Toledo International Inc. (Mettler-Toledo or the Company) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company's primary manufacturing facilities are located in China, Germany, Mexico, Switzerland, the United Kingdom and the United States. The Company's principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2026 and through the date of this report. Actual results may differ from those estimates due to uncertainty around the ongoing developments related to global trade/tariffs, and the conflicts in Ukraine, Iran, and the Middle East, as well as other factors.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials and parts	$175,637	$171,600
Work-in-progress	87,142	77,146
Finished goods	142,047	138,482
	$404,826	$387,228
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
    Other intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$330,568	$(137,997)	$192,571	$331,229	$(133,460)	$197,769
Proven technology and patents	134,329	(94,643)	39,686	132,247	(93,025)	39,222
Trade name (finite life)	9,432	(6,750)	2,682	8,476	(6,555)	1,921
Trade name (indefinite life)	34,790	—	34,790	35,795	—	35,795
Other	14,233	(10,197)	4,036	14,285	(10,082)	4,203
	$523,352	$(249,587)	$273,765	$522,032	$(243,122)	$278,910
The Company recognized amortization expense associated with the above intangible assets of $7.4 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $29.0 million for 2026, $28.0 million for 2027, $25.4 million for 2028, $23.6 million for 2029, $22.3 million for 2030 and $19.9 million for 2031. Purchased intangible amortization was $7.1 million, $5.4 million after tax and $6.3 million, $4.9 million after tax for the three months ended March 31, 2026 and 2025, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $12.2 million and $10.6 million for the three months ended March 31, 2026 and 2025, respectively.
Revenue Recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. To the extent the Company’s arrangements have a separate performance obligation, revenue related to any

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. The related provisions for estimated returns and rebates are immaterial to the interim consolidated financial statements.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.5 million and $5.1 million of share-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.

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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses, which requires disclosures about the nature of expenses presented on the face of the income statement. The Company will adopt the annual disclosure requirements prospectively in 2027 and is currently evaluating the impact of this guidance on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt prospectively and is currently evaluating the potential impact, if any, on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12: Codification Improvements, which updates U.S. GAAP for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company plans to adopt prospectively and is currently evaluating the potential impact, if any, on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$239,958	$38,375	$139,730	$140,053	$126,138	$684,254
Service Revenue:
Point in time	80,198	8,952	48,068	8,613	37,001	182,832
Over time	28,391	3,432	27,585	4,857	15,776	80,041
Total	$348,547	$50,759	$215,383	$153,523	$178,915	$947,127

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Three months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$247,067	$36,298	$124,850	$128,197	$113,538	$649,950
Service Revenue:
Point in time	73,330	8,248	42,476	8,822	29,915	162,791
Over time	25,361	2,756	23,043	4,149	15,694	71,003
Total	$345,758	$47,302	$190,369	$141,168	$159,147	$883,744
A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2026	2025
Americas	$389,339	$377,916
Europe	278,686	247,975
Asia / Rest of World	279,102	257,853
Total	$947,127	$883,744
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

	2026	2025
Laboratory	$524,581	$500,224
Industrial	374,640	341,200
Retail	47,906	42,320
Total	$947,127	$883,744
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2026 and December 31, 2025 was $42.9 million and $32.3 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2026 and 2025 are as follows:

	2026	2025
Beginning balances as of January 1	$229,378	$204,166
Customer pre-payments/deferred revenue	227,796	193,148
Revenue recognized	(193,974)	(167,672)
Foreign currency translation	(2,176)	3,191
Ending balance as of March 31	$261,024	$232,833
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2026 and December 31, 2025, respectively. A derivative gain of $4.5 million based upon interest rates at March 31, 2026, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2026.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2026 and December 31, 2025, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $7.2 million and net gain of $1.3 million during the three months ended March 31, 2026 and 2025, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2026 and December 31, 2025, these contracts had a notional value of $1.1 billion and $1.2 billion, respectively.

5.    FAIR VALUE MEASUREMENTS
At March 31, 2026 and December 31, 2025, the Company had derivative assets totaling $16.4 million and $3.2 million, respectively, and derivative liabilities totaling $32.2 million and $37.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross currency swap agreements and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2026 and December 31, 2025.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. The Company does not have any assets or liabilities which are categorized as Level 1.

	March 31, 2026	December 31, 2025	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$16,404	$3,167	Other current assets and prepaid expenses
Total derivative assets	$16,404	$3,167

Foreign currency forward contracts not designated as hedging instruments	$3,726	$5,237	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreements	12,599	14,287	Accrued and other liabilities
Cross currency swap agreements	15,884	17,889	Other non-current liabilities
Total derivative liabilities	$32,209	$37,413
The Company had $1.3 million and $5.1 million of cash equivalents at March 31, 2026 and December 31, 2025, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $191.6 million as of March 31, 2026. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

6.     INCOME TAXES
The Company's reported tax rate was 19.2% and 19.0% during the three months ended March 31, 2026 and 2025, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during both 2026 and 2025. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

7.     DEBT
    Debt consisted of the following at March 31, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22. 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million 15-year Senior Notes due June 17, 2030	—	143,869	143,869
1.30% Euro 135 million 15-year Senior Notes due November 6, 2034	—	155,378	155,378
1.06% Euro 125 million 15-year Senior Notes due March 19, 2036	—	143,869	143,869
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	115,095	115,095
Senior notes debt issuance costs, net	(2,011)	(1,707)	(3,718)
Total Senior Notes	697,989	556,504	1,254,493
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	490,386	401,741	892,127
Other local arrangements	21,399	60,619	82,018
Total debt	1,209,774	1,018,864	2,228,638
Less: current portion	(6,824)	(60,218)	(67,042)
Total long-term debt	$1,202,950	$958,646	$2,161,596

(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.
On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of March 31, 2026, the Company had $453.3 million of additional borrowings available under its Credit Agreement, and the Company maintained $60.6 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of May 30, 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of March 31, 2026. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable.
In January 2025, the Company entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

and the terms are consistent with the previous Notes as disclosed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 2025. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $11.2 million and unrealized loss of $19.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company has a loss of $12.1 million recorded in accumulated other comprehensive income (loss) as of March 31, 2026.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2026.

8.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $3.5 billion of remaining availability for its share repurchase program as of March 31, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 33.2 million common shares at an average price per share of $325.65 since the inception of the program in 2004 through March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company spent $206.3 million and $218.7 million on the repurchase of 152,963 shares and 170,957 shares at an average price per share of $1,348.34 and $1,279.54, respectively. The Company reissued 1,211 shares and 4,282 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2026 and 2025, respectively. In addition, the Company incurred $2.1 million and $2.0 million of excise tax during the three months ended March 31, 2026 and 2025, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's interim consolidated financial statements.

9.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2026	March 31, 2025
Net earnings	$169,454	$163,587
Other comprehensive income (loss), net of tax	14,515	$(5,241)
Comprehensive income, net of tax	$183,969	$158,346

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2025	$(184,525)	$(2,735)	$(171,897)	$(359,157)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) from cash flow hedging arrangements	—	4,250	—	4,250
Foreign currency translation adjustment	9,583	—	1,908	11,491
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,010)	1,784	(1,226)
Net change in other comprehensive income (loss), net of tax	9,583	1,240	3,692	14,515
Balance at March 31, 2026	$(174,942)	$(1,495)	$(168,205)	$(344,642)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) from cash flow hedging arrangements	—	(2,783)	—	(2,783)
Foreign currency translation adjustment	(4,380)	—	(4,351)	(8,731)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	3,268	3,005	6,273
Net change in other comprehensive income (loss), net of tax	(4,380)	485	(1,346)	(5,241)
Balance at March 31, 2025	$(137,883)	$(3,435)	$(209,781)	$(351,099)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2026	2025	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap	$(3,716)	$4,035	(a)
Provision for taxes	(706)	767	Provision for taxes
Total, net of taxes	$(3,010)	$3,268

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$2,228	$3,745	(b)
Provision for taxes	444	740	Provision for taxes
Total, net of taxes	$1,784	$3,005
(a)The cross currency swap reflects an unrealized gain of $2.1 million recorded in other charges (income) that was offset by the underlying unrealized gain in the hedged debt for the three months ended March 31, 2026. The cross currency swap also reflects a realized gain of $1.6 million recorded in interest expense for the three months ended March 31, 2026.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2026 and 2025.

10.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 52,141 and 76,315 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2026 and 2025, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 57,450 and 54,534 shares of common stock for the three months ended March 31, 2026 and 2025, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

11.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost, net	$144	$233	$5,366	$4,495	$—	$—	$5,510	$4,728
Interest cost on projected benefit obligations	1,063	1,201	4,493	3,551	1	6	5,557	4,758
Expected return on plan assets	(1,451)	(1,428)	(12,376)	(10,187)	—	—	(13,827)	(11,615)
Recognition of prior service cost	—	—	(739)	(959)	(124)	(19)	(863)	(978)
Recognition of actuarial losses/(gains)	346	393	2,660	4,324	70	8	3,076	4,725
Net periodic pension cost/(credit)	$102	$399	$(596)	$1,224	$(53)	$(5)	$(547)	$1,618
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company expects to make employer contributions of approximately $29.9 million to its non-U.S. pension plan during the year ended December 31, 2026. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2026 and 2025 were $6.0 million and $3.1 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

13.     SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2025, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
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
The following tables show the operations of the Company’s reportable segments:

Three Months ended March 31, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$348,547	$50,759	$215,383	$153,523	$178,915	$—	$947,127
Net sales to other segments	33,797	191,957	50,439	81,179	10,975	(368,347)	—
Total net sales	382,344	242,716	265,822	234,702	189,890	(368,347)	947,127
Segment cost of sales(c)	159,137	118,743	117,947	104,138	101,062
Segment period expense(d)	135,383	68,908	98,957	45,688	61,284
Unallocated expense / eliminations						(58,012)
Segment profit	$87,824	$55,065	$48,918	$84,876	$27,544	$(58,012)	$246,215

Three Months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$345,758	$47,302	$190,369	$141,168	$159,147	$—	$883,744
Net sales to other segments	34,093	176,506	45,087	77,076	8,166	(340,928)	—
Total net sales	379,851	223,808	235,456	218,244	167,313	(340,928)	883,744
Segment cost of sales(c)	162,922	102,224	104,067	99,478	87,470
Segment period expense(d)	132,633	60,589	88,344	42,749	55,352
Unallocated expense / eliminations						52,110
Segment profit	$84,296	$60,995	$43,045	$76,017	$24,491	$(52,110)	$236,734

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Segment profit	$246,215	$236,734
Amortization	(19,612)	(17,193)
Interest expense	(17,007)	(16,653)
Restructuring charges	(7,270)	(3,767)
Other income, net	7,329	2,821
Earnings before taxes	$209,655	$201,942

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended March 31, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,300	$1,769	$1,489	$2,339	$1,580	$1,683	$13,160
Total assets	$4,403,924	$4,292,328	$1,761,738	$1,071,854	$525,135	$(8,386,064)	$3,668,915
Purchase of property, plant, and equipment	$(2,323)	$(1,499)	$(1,306)	$(1,559)	$(2,081)	$(8,646)	$(17,414)
Goodwill	$568,684	$29,262	$105,487	$640	$32,799	$—	$736,872

Three Months ended March 31, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,171	$1,665	$1,328	$2,328	$1,481	$1,491	$12,464
Total assets	$4,142,103	$3,941,300	$1,556,180	$891,977	$411,336	$(7,708,217)	$3,234,679
Purchase of property, plant, and equipment	$(2,298)	$(703)	$(1,197)	$(1,717)	$(1,309)	$(10,031)	$(17,255)
Goodwill	$532,394	$26,245	$100,893	$601	$13,113	$—	$673,246
(a)Other Operations includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

14.    CONTINGENCIES
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company submitted refund claims to the U.S. Customs and Border Protection for approximately $53 million pertaining to IEEPA amounts paid in 2025 and 2026 excluding interest. These potential refunds represent gain contingencies under ASC 450-30 and have not been recognized in the financial statements for the three months ended March 31, 2026 as uncertainties remain regarding government approval and appeals and final liquidation amounts. The Company will continue to monitor developments and recognize refunds when realized or realizable. The Company anticipates that a significant portion of any refund received from the U.S. government will be refunded to its customers, and it will pursue refunds from its suppliers. No provision for customer refunds has been recorded, pending claim resolution. Customer refunds will be recorded as a reduction in net sales when the Company pays or commits to such refunds.
The Company is also party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2026 and 2025 (amounts in thousands).

	Three months ended March 31,
	2026		2025
	(unaudited)	%	(unaudited)	%
Net sales	$947,127	100.0	$883,744	100.0
Cost of sales	391,311	41.3	357,865	40.5
Gross profit	555,816	58.7	525,879	59.5
Research and development	51,275	5.4	46,346	5.2
Selling, general and administrative	258,326	27.3	242,799	27.5
Amortization	19,612	2.1	17,193	2.0
Interest expense	17,007	1.8	16,653	1.9
Restructuring charges	7,270	0.8	3,767	0.4
Other charges (income), net	(7,329)	(0.8)	(2,821)	(0.3)
Earnings before taxes	209,655	22.1	201,942	22.8
Provision for taxes	40,201	4.2	38,355	4.3
Net earnings	$169,454	17.9	$163,587	18.5
Recent developments in global trade disputes/tariffs
In 2025, the U.S. government enacted incremental tariff rates on U.S. imports from certain foreign countries. In response to the U.S. tariffs, the Chinese government implemented an additional tariff on imports from the U.S. We estimate that we incurred costs before mitigation actions from the 2025 incremental tariffs of approximately $50 million in 2025, and we implemented various actions to fully offset the effect of the current incremental tariffs in 2026. At the beginning of 2026, incremental tariffs rates were 15% on imports from Switzerland, 25% on non-USMCA imports from

Mexico, 30% on imports from China, 15% on imports from the European Union, and 10% on imports from the United Kingdom.
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). We submitted refund claims to the U.S. Customs and Border Protection for approximately $53 million pertaining to IEEPA amounts paid in 2025 and 2026 excluding interest. These potential refunds represent gain contingencies under ASC 450-30 and have not been recognized in the financial statements for the three months ended March 31, 2026 as uncertainties remain regarding government approval and appeals and final liquidation amounts. We will continue to monitor developments and recognize refunds when realized or realizable. We anticipate that a significant portion of any refund received from the U.S. government will be refunded to our customers, and we will pursue refunds from our suppliers. No provision for customer refunds has been recorded, pending claim resolution. Customer refunds will be recorded as a reduction in net sales when we pay or commit to such refunds.
Following the U.S. Supreme Court’s decision, the U.S. government effectively replaced IEEPA tariffs with a 10% tariff on imports from most countries and indicated certain tariff rates could increase in the future. In April 2026, the U.S. government also issued an update to the definition of Section 232 tariffs, which is not expected to have a significant effect on our ongoing tariff obligations. Any changes to tariff rates in the future could adversely impact our financial results.
The continued volatility related to global trade disputes/tariffs has increased economic uncertainty in our end markets and the overall global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly.
Recent developments in Iran
In February 2026, tensions between the U.S. and Iran escalated to an armed conflict (the “Iran War”) that has expanded to include much of the Middle East region. This has led to transportation restrictions in the region, resulting in volatility in global energy markets, commodities pricing, transportation costs, and foreign currency exchange rates. While we do not have significant direct exposure to the Middle East, recent events have increased global economic uncertainty and may affect customer demand in certain markets and contribute to higher global inflation.
While it is difficult to estimate the impact of the Iran War on the global economy, including increased inflation and higher energy and transportation costs, the Iran War could adversely impact our financial results and presents several risks to our business as further described in Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2025. Uncertainties remain related to the Iran War and the resulting impact on the global economy, and market conditions can change quickly.
Net sales
Net sales were $947.1 million for the three months ended March 31, 2026, compared to $883.7 million for the corresponding period in 2025. Sales increased 7% in U.S. dollars and 3% in local currencies for the three months ended March 31, 2026. Net sales growth in local currencies for the three months ended March 31, 2026 increased 1% excluding acquisitions completed in 2025.
We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, the recent developments in Iran and the Middle East, as well as global trade disputes/tariffs have increased uncertainty in our end markets and the global economic environment, including increasing the risk of recession in many countries, and market conditions may change quickly. The ongoing developments related to global trade disputes/tariffs, Ukraine, and the conflicts in Iran and the Middle East also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These topics could adversely impact our financial results in future periods.
Net sales by geographic destination for the three months ended March 31, 2026 in U.S. dollars increased 3% in the Americas, 12% in Europe, and 8% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 2% in the Americas, 1% in Europe, and 5% in Asia/Rest of World. Net sales in Asia/Rest of World in local currencies includes an increase of 4% in China for the three months ended March 31, 2026 compared to the corresponding period in 2025. Excluding the impact of the acquisitions, local currency sales were flat in the Americas, and increased 1% in Europe and 3% in Asia/Rest of World, with a 4% increase in China, during the three months ended March 31, 2026. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2025, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 5% in U.S. dollars and 1% in local currency for the three months ended March 31, 2026 compared to the prior year period and benefited approximately 1% from acquisitions. Service revenue (including spare parts) increased 12% in U.S. dollars and 7% in local currency during the three months ended March 31, 2026 compared to the prior year period and benefited approximately 2% from acquisitions.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales for the three months ended March 31, 2026, increased 5% in U.S. dollars and 1% in local currencies during the three months ended March 31, 2026. Net sales of our laboratory products and services in local currencies were flat excluding acquisitions. The local currency net sales increase in our laboratory-related products includes modest growth in most product categories, partially offset by a decline in pipettes.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales for the three months ended March 31, 2026, increased 10% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2026. Net sales of our industrial products and services in local currencies increased 2% excluding acquisitions. The local currency net sales increase in our industrial-related products includes strong growth in product inspection.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales for the three months ended March 31, 2026, increased 13% in U.S. dollars and 7% in local currencies during the three months ended March 31, 2026. The local currency net sales increase in food retailing products reflects improved project activity in Europe, partially offset by a decline in the Americas.
Gross profit
Gross profit as a percentage of net sales was 58.7% for the three months ended March 31, 2026 compared to 59.5% for the corresponding period in 2025.
Gross profit as a percentage of net sales for products was 60.7% and 61.6% for the three month periods ended March 31, 2026 and 2025, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 53.3% for the three months ended March 31, 2026 compared to 53.8% for the corresponding period in 2025.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2026 primarily related to higher tariff costs, unfavorable foreign currency, and business mix, partially offset by favorable price realization and benefits from our SternDrive program.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.4% for the three months ended March 31, 2026 compared to 5.2% in the corresponding period of 2025. Research and development expenses increased 11% in U.S. dollars and 1% in local currencies, during the three months ended March 31, 2026 compared to the corresponding period in 2025.
Selling, general and administrative expenses as a percentage of net sales were 27.3% for the three months ended March 31, 2026 compared to 27.5% in the corresponding period of 2025.

Selling, general and administrative expense increased 6% in U.S. dollars and 1% in local currencies during the three months ended March 31, 2026 compared to the corresponding period in 2025. The local currency increase includes sales and marketing investments, offset in part by cost reduction initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $19.6 million for the three months ended March 31, 2026 and $17.2 million for the corresponding period in 2025.
Interest expense was $17.0 million for the three months ended March 31, 2026 and $16.7 million for the corresponding period in 2025. The increase in interest expense is primarily related to higher average debt levels, offset in part by lower interest rates.
Restructuring charges were $7.3 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2026 and 2025 were $6.0 million and $3.1 million, respectively.
Our reported tax rate was 19.2% and 19.0% for the three months ended March 31, 2026 and 2025, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the three month periods ended March 31, 2026 and 2025. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other Operations. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2025.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2026	2025	%
Net sales to external customers	$348,547	$345,758	1%
Net sales to other segments	33,797	34,093	(1)%
Segment net sales	382,344	379,851	1%
Segment cost of sales	159,137	162,922	(2)%
Segment period expense	135,383	132,633	2%
Segment profit	$87,824	$84,296	4%

Total net sales and net sales to external customers increased 1% for the three months ended March 31, 2026 compared with the corresponding period in 2025. Net sales to external customers declined 1% excluding acquisitions for the three months ended March 31, 2026. This decrease includes a significant reduction in retail project activity as well as a decline in core-industrial, offset in part by strong growth in process analytics and product inspection.
Segment profit increased $3.5 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. Segment profit during the three months ended March 31, 2026 includes favorable pricing and benefits from our margin expansion initiatives, offset in part by higher tariff costs.

Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2026	2025	%1)
Net sales to external customers	$50,759	$47,302	7%
Net sales to other segments	191,957	176,506	9%
Segment net sales	242,716	223,808	8%
Segment cost of sales	118,743	102,224	16%
Segment period expense	68,908	60,589	14%
Segment profit	$55,065	$60,995	(10)%
1) Represents U.S. dollar growth.
Total net sales increased 8% in U.S. dollars and decreased 4% in local currency for the three months ended March 31, 2026 compared to the corresponding period in 2025. Net sales to external customers increased 7% in U.S. dollars and decreased 1% in local currency for the three months ended March 31, 2026 compared to the corresponding period in 2025. The decrease in net sales to external customers in local currency for the three months ended March 31, 2026 is primarily related to a modest decline in laboratory products.
Segment profit decreased $5.9 million for the three month period ended March 31, 2026 compared to the corresponding period in 2025. Segment profit during the three months ended March 31, 2026 was negatively impacted by unfavorable foreign currency translation and inter-segment pricing.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2026	2025	%1)
Net sales to external customers	$215,383	$190,369	13%
Net sales to other segments	50,439	45,087	12%
Segment net sales	265,822	235,456	13%
Segment cost of sales	117,947	104,067	13%
Segment period expense	98,957	88,344	12%
Segment profit	$48,918	$43,045	14%
1) Represents U.S. dollar growth.
Total net sales increased 13% in U.S. dollars and 2% in local currencies during the three months ended March 31, 2026 compared to the corresponding period in 2025. Net sales to external customers increased 13% in U.S. dollars and 2% in local currencies during the three months ended March 31, 2026 compared to the corresponding period in 2025. The increase in net sales to external customers in local currency for the three months ended March 31, 2026 includes strong growth in food retailing, as well as product inspection, offset in part by modest declines in core-industrial and laboratory products.
Segment profit increased $5.9 million for the three month period ended March 31, 2026 compared to the corresponding period in 2025. Segment profit for the three month period ended March 31, 2026 includes favorable foreign currency translation and benefits from our margin expansion initiatives.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2026	2025	%1)
Net sales to external customers	$153,523	$141,168	9%
Net sales to other segments	81,179	77,076	5%
Segment net sales	234,702	218,244	8%
Segment cost of sales	104,138	99,478	5%
Segment period expense	45,688	42,749	7%
Segment profit	$84,876	$76,017	12%
1) Represents U.S. dollar growth.

Total net sales increased 8% in U.S. dollars and 3% in local currency for the three months ended March 31, 2026 compared to the corresponding period in 2025. Net sales to external customers increased 9% in U.S. dollars and 4% in local currency for the three months ended March 31, 2026 compared to the corresponding period in 2025. The increase in net sales to external customers in local currency for the three months ended March 31, 2026 includes strong growth in industrial products offset in part by a modest decline in laboratory products.
Segment profit increased $8.9 million for the three month period ended March 31, 2026 compared to the corresponding period in 2025. Segment profit for the three month period ended March 31, 2026 includes increased net sales and benefits from our margin expansion initiatives, as well as favorable foreign currency translation.
Other Operations (amounts in thousands)

	Three months ended March 31,
	2026	2025	%1)
Net sales to external customers	$178,915	$159,147	12%
Net sales to other segments	10,975	8,166	34%
Segment net sales	189,890	167,313	13%
Segment cost of sales	101,062	87,470	16%
Segment period expense	61,284	55,352	11%
Segment profit	$27,544	$24,491	12%
1) Represents U.S. dollar growth.

Total net sales increased 13% in U.S. dollars and 9% in local currencies during the three months ended March 31, 2026 compared to the corresponding period in 2025. Net sales to external customers increased 12% in U.S. dollars and 8% in local currency for the three months ended March 31, 2026 compared to the corresponding period in 2025. Net sales to external customers in local currencies increased 3% excluding acquisitions for the three months ended March 31, 2026. The increase in net sales to external customers in local currency for the three months ended March 31, 2026 includes growth in most product categories.
Segment profit increased $3.1 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. Segment profit for the three month period ended March 31, 2026 includes increased net sales and favorable foreign currency translation.
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
Cash provided by operating activities totaled $139.8 million during the three months ended March 31, 2026, compared to $194.4 million in the corresponding period in 2025. The decrease for the three months ended March 31, 2026 compared to the prior year is primarily related to the timing of income tax payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.4 million for the three months ended March 31, 2026 compared to $17.3 million in the corresponding period in 2025.
In December 2025, we entered into an agreement with the government of Xuhui, China to increase production automation and capacity and improve logistics. We will receive proceeds of approximately $31 million, of which approximately $18 million is expected to offset future purchases of property, plant and equipment and approximately $13 million is expected to offset future operating expenses. We expect to receive proceeds and make payments related to the agreement through 2030. During the three months ended March 31, 2026 we received proceeds of $6.2 million. As of March 31, 2026, we have received total cumulative proceeds of $12.4 million and we have not purchased property, plant and equipment or incurred operating expenses related to the agreement. Proceeds are recorded in accrued and other liabilities, and will be reduced as amounts related to the agreement are paid.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $206.3 million and $218.7 million on the repurchase of 152,963 shares and 170,957 shares, during the three months ended March 31, 2026 and 2025, respectively.

Senior Notes and Credit Facility Agreement
    Our debt consisted of the following at March 31, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million 10-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million 15-year Senior Notes due June 17, 2030	—	143,869	143,869
1.30% Euro 135 million 15-year Senior Notes due November 6, 2034	—	155,378	155,378
1.06% Euro 125 million 15-year Senior Notes due March 19, 2036	—	143,869	143,869
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	115,095	115,095
Senior notes debt issuance costs, net	(2,011)	(1,707)	(3,718)
Total Senior Notes	697,989	556,504	1,254,493
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	490,386	401,741	892,127
Other local arrangements	21,399	60,619	82,018
Total debt	1,209,774	1,018,864	2,228,638
Less: current portion	(6,824)	(60,218)	(67,042)
Total long-term debt	$1,202,950	$958,646	$2,161,596
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.
As of March 31, 2026, approximately $453.3 million of additional borrowings was available under our Credit Agreement, and we maintained $60.6 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of March 31, 2026.
In January 2025, we entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. We used the proceeds from the sale of the Notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2026.
Share Repurchase Program
We have $3.5 billion of remaining availability for our share repurchase program as of March 31, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 33.2 million common shares at an average price per share of $325.65 since the inception of the program in 2004 through March 31, 2026. During the three months ended March 31, 2026 and 2025, we spent $206.3 million and $218.7 million on the repurchase of 152,963 shares and 170,957 shares at an average price per share of $1,348.34 and $1,279.54, respectively. We reissued 1,211 shares and 4,282 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2026 and 2025, respectively. In addition, we incurred $2.1 million and $2.0 million of excise tax during the three months ended March 31, 2026 and 2025, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our interim consolidated financial statements.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2026, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $53.7 million in the reported U.S. dollar value of our debt.

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
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, the impact of inflation, ongoing developments related to global trade disputes/tariffs, and the conflicts in Ukraine, Iran, and the Middle East on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including ongoing developments related to global trade disputes/tariffs, inflation, and the ongoing conflicts in Ukraine, Iran, and the Middle East. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2026 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
January 1 to January 31, 2026	46,708	$1,446.23	46,708	$3,590,888
February 1 to February 28, 2026	48,993	$1,378.80	48,993	$3,523,335
March 1 to March 31, 2026	57,262	$1,242.45	57,262	$3,452,189
Total	152,963	$1,348.34	152,963	$3,452,189

The Company has $3.5 billion of remaining availability for its share repurchase program as of March 31, 2026. The Company has purchased 33.2 million shares at an average price per share of $325.65 since the inception of the program through March 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company spent $206.3 million and $218.7 million on the repurchase of 152,963 and 170,957 shares at an average price per share of $1,348.34 and $1,279.54, respectively. The Company reissued 1,211 shares and 4,282 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company incurred $2.1 million and $2.0 million of excise tax during the three months ended March 31, 2026 and 2025, respectively, related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's interim consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	May 8, 2026	By:	/s/Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer