Form 10-Q
period 2026-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2026-07-31
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026, OR
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

The Registrant had 20,036,559 shares of Common Stock outstanding at June 30, 2026.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

	June 30, 2026	June 30, 2025
Net sales
Products	$753,003	$734,244
Service	274,311	248,977
Total net sales	1,027,314	983,221
Cost of sales
Products	253,275	289,314
Service	123,821	114,031
Gross profit	650,218	579,876
Research and development	52,989	49,285
Selling, general and administrative	263,334	247,298
Amortization	19,426	17,581
Interest expense	17,246	16,779
Restructuring charges	5,450	3,557
Other charges (income), net	2,372	(3,281)
Earnings before taxes	289,401	248,657
Provision for taxes	56,502	46,309
Net earnings	$232,899	$202,348

Basic earnings per common share:
Net earnings	$11.57	$9.78
Weighted average number of common shares	20,121,564	20,687,312

Diluted earnings per common share:
Net earnings	$11.55	$9.76
Weighted average number of common and common equivalent shares	20,166,298	20,738,699

Comprehensive income, net of tax (Note 9)	$256,841	$131,806

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

	June 30, 2026	June 30, 2025
Net sales
Products	$1,437,257	$1,384,194
Service	537,184	482,771
Total net sales	1,974,441	1,866,965
Cost of sales
Products	521,863	539,088
Service	246,544	222,122
Gross profit	1,206,034	1,105,755
Research and development	104,264	95,631
Selling, general and administrative	521,660	490,097
Amortization	39,038	34,774
Interest expense	34,253	33,432
Restructuring charges	12,720	7,324
Other charges (income), net	(4,957)	(6,102)
Earnings before taxes	499,056	450,599
Provision for taxes	96,703	84,664
Net earnings	$402,353	$365,935

Basic earnings per common share:
Net earnings	$19.92	$17.61
Weighted average number of common shares	20,203,339	20,777,591

Diluted earnings per common share:
Net earnings	$19.87	$17.56
Weighted average number of common and common equivalent shares	20,251,532	20,836,768

Comprehensive income, net of tax (Note 9)	$440,810	$290,152

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2026 and December 31, 2025
(In thousands, except share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,383	$66,888
Trade accounts receivable, less allowances of $17,706 at June 30, 2026
and $16,857 at December 31, 2025	731,480	778,243
Inventories	411,563	387,228
Other current assets and prepaid expenses	152,961	130,308
Total current assets	1,347,387	1,362,667
Property, plant and equipment, net	831,941	845,636
Goodwill	735,214	739,225
Other intangible assets, net	266,258	278,910
Deferred tax assets, net	41,268	41,380
Other non-current assets	448,876	444,828
Total assets	$3,670,944	$3,712,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$229,801	$266,628
Accrued and other liabilities	285,517	237,482
Accrued compensation and related items	171,919	199,516
Deferred revenue and customer prepayments	257,482	229,378
Taxes payable	188,492	201,181
Short-term borrowings and current maturities of long-term debt	67,290	63,931
Total current liabilities	1,200,501	1,198,116
Long-term debt	2,044,673	2,088,241
Deferred tax liabilities, net	145,514	151,784
Other non-current liabilities	267,433	298,141
Total liabilities	3,658,121	3,736,282
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 20,036,559 shares and 20,359,353 shares at June 30, 2026 and December 31, 2025, respectively	448	448
Additional paid-in capital	947,927	936,276
Treasury stock at cost (24,749,452 shares at June 30, 2026 and 24,426,658 shares at December 31, 2025)	(10,255,168)	(9,839,399)
Retained earnings	9,640,316	9,238,196
Accumulated other comprehensive loss	(320,700)	(359,157)
Total shareholders' equity	12,823	(23,636)
Total liabilities and shareholders’ equity	$3,670,944	$3,712,646

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options and restricted stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock				(2,026)			(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)
Exercise of stock options and restricted stock units	13,307	—	2,705	4,159	—	—	6,864
Repurchases of common stock	(197,053)	—	—	(218,748)	—	—	(218,748)
Excise tax on net repurchases of common stock				(2,115)			(2,115)
Share-based compensation	—	—	5,382	—	—	—	5,382
Net earnings	—	—	—	—	202,348	—	202,348
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70,542)	(70,542)
Balance at June 30, 2025	20,599,040	$448	$911,147	$(9,486,086)	$8,737,339	$(421,641)	$(258,793)

Balance at December 31, 2025	20,359,353	$448	$936,276	$(9,839,399)	$9,238,196	$(359,157)	$(23,636)
Exercise of stock options and restricted stock units	1,211	—	278	394	(52)	—	620
Repurchases of common stock	(152,963)	—	—	(206,250)	—	—	(206,250)
Excise tax on net repurchases of common stock	—	—	—	(2,055)	—	—	(2,055)
Share-based compensation	—	—	5,469	—	—	—	5,469
Net earnings	—	—	—	—	169,454	—	169,454
Other comprehensive income (loss), net of tax	—	—	—	—	—	14,515	14,515
Balance at March 31, 2026	20,207,601	$448	$942,023	$(10,047,310)	$9,407,598	$(344,642)	$(41,883)
Exercise of stock options and restricted stock units	1,343	—	533	443	(181)	—	795
Repurchases of common stock	(172,385)	—	—	(206,250)	—	—	(206,250)
Excise tax on net repurchases of common stock	—	—	—	(2,051)	—	—	(2,051)
Share-based compensation	—	—	5,371	—	—	—	5,371
Net earnings	—	—	—	—	232,899	—	232,899
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,942	23,942
Balance at June 30, 2026	20,036,559	$448	$947,927	$(10,255,168)	$9,640,316	$(320,700)	$12,823

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2026 and 2025
(In thousands)
(unaudited)

	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net earnings	$402,353	$365,935
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,460	25,334
Amortization	39,038	34,774
Deferred tax benefit	(177)	(2,840)
Share-based compensation	10,840	10,521
Proceeds from government grant	6,240	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	40,024	39,216
Inventories	(27,965)	(18,062)
Other current assets	(19,338)	(2,326)
Trade accounts payable	(37,417)	(8,675)
Taxes payable	(11,106)	22,241
Accruals and other	21,258	(35,303)
Net cash provided by operating activities	450,210	430,815
Cash flows from investing activities:
Purchase of property, plant and equipment	(45,206)	(41,132)
Acquisitions	(2,242)	(2,915)
Other investing activities	14,158	(10,510)
Net cash used in investing activities	(33,290)	(54,557)
Cash flows from financing activities:
Proceeds from borrowings	955,995	1,122,578
Repayments of borrowings	(966,911)	(1,063,372)
Proceeds from stock option exercises	1,415	9,062
Repurchases of common stock	(412,500)	(437,497)
Payments of excise tax on repurchases of common stock	(7,555)	—
Acquisition contingent consideration payment	(2,476)	—
Other financing activities	(50)	(920)
Net cash used in financing activities	(432,082)	(370,149)
Effect of exchange rate changes on cash and cash equivalents	(343)	(3,646)
Net increase (decrease) in cash and cash equivalents	(15,505)	2,463
Cash and cash equivalents:
Beginning of period	66,888	59,362
End of period	$51,383	$61,825

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. As further described in Note 14, the Company’s operating results for the three and six months ended June 30, 2026 include a one-time benefit of $52.4 million from U.S. government International Emergency Economic Powers Act ("IEEPA") tariff refunds that reduced cost of sales, offset in part by tariff-related customer refunds of $27.8 million that reduced net sales.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2026 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments related to global trade/tariffs, and the conflicts in Ukraine, Iran, and the Middle East, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials and parts	$181,705	$171,600
Work-in-progress	88,784	77,146
Finished goods	141,074	138,482
	$411,563	$387,228
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
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangibles - Goodwill and Other" and ASC 360 "Property, Plant and Equipment."
Other intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$330,138	$(142,133)	$188,005	$331,229	$(133,460)	$197,769
Proven technology and patents	133,411	(95,972)	37,439	132,247	(93,025)	39,222
Tradenames (finite life)	9,402	(7,068)	2,334	8,476	(6,555)	1,921
Tradenames (indefinite life)	34,783	—	34,783	35,795	—	35,795
Other	14,211	(10,514)	3,697	14,285	(10,082)	4,203
	$521,945	$(255,687)	$266,258	$522,032	$(243,122)	$278,910

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $7.2 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively, and $14.5 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $28.9 million for 2026, $27.9 million for 2027, $25.4 million for 2028, $23.5 million for 2029, $22.2 million for 2030, and $19.8 million for 2031. Purchased intangible amortization was $6.9 million, $5.3 million after tax, and $6.5 million, $5.0 million after tax, for the three months ended June 30, 2026 and 2025, respectively, and $14.0 million, $10.7 million after tax, and $12.8 million, $9.9 million after tax, for the six months ended June 30, 2026 and 2025, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $12.2 million and $10.9 million for the three months ended June 30, 2026 and 2025, respectively, and $24.4 million and $21.4 million for the six months ended June 30, 2026 and 2025, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general, and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.4 million and $10.8 million of share-based compensation expense for the three and six months ended June 30, 2026, respectively, compared to $5.4 million and $10.5 million for the corresponding periods in 2025.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations using the acquisition method of accounting. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is generally allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and intangible assets, requires significant judgment. Acquisition transaction costs are expensed when incurred.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. As further described in Note 14, revenue for the three and six months ended June 30, 2026 includes a one-time reduction of net sales of $27.8 million for tariff-related customer refunds, which is included in the U.S. Operations segment. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025 follows:

For the three months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$241,276	$43,852	$151,087	$170,421	$146,367	$753,003
Service Revenue:
Point in time	81,319	9,192	46,479	11,618	41,510	190,118
Over time	29,882	3,432	29,411	5,210	16,258	84,193
Total	$352,477	$56,476	$226,977	$187,249	$204,135	$1,027,314

For the three months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$271,782	$37,462	$139,573	$146,635	$138,792	$734,244
Service Revenue:
Point in time	74,334	8,732	46,663	10,913	37,446	178,088
Over time	26,400	3,361	25,680	4,469	10,979	70,889
Total	$372,516	$49,555	$211,916	$162,017	$187,217	$983,221

For the six months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$481,234	$82,227	$290,817	$310,474	$272,505	$1,437,257
Service Revenue:
Point in time	161,517	18,144	94,547	20,231	78,511	372,950
Over time	58,273	6,864	56,996	10,067	32,034	164,234
Total	$701,024	$107,235	$442,360	$340,772	$383,050	$1,974,441

For the six months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$518,849	$73,760	$264,423	$274,832	$252,330	$1,384,194
Service Revenue:
Point in time	147,664	16,980	89,139	19,735	67,361	340,879
Over time	51,761	6,117	48,723	8,618	26,673	141,892
Total	$718,274	$96,857	$402,285	$303,185	$346,364	$1,866,965

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A breakdown of net sales to external customers by geographic customer destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Americas	$402,294	$414,092	$791,633	$792,008
Europe	293,737	274,103	572,423	522,078
Asia / Rest of World	331,283	295,026	610,385	552,879
Total	$1,027,314	$983,221	$1,974,441	$1,866,965
The Company's global revenue mix by product category is laboratory (55% of sales), industrial (40% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global revenue mix, except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Laboratory	$552,553	$537,916	$1,077,134	$1,038,140
Industrial	417,697	394,628	792,337	735,828
Retail	57,064	50,677	104,970	92,997
Total	$1,027,314	$983,221	$1,974,441	$1,866,965

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2026 and December 31, 2025 was $49.0 million and $32.3 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ended June 30, 2026 and 2025 are as follows:

	2026	2025
Beginning balances as of January 1	$229,378	$204,166
Customer pre-payments/deferred revenue	444,056	363,588
Revenue recognized	(413,322)	(335,082)
Foreign currency translation	(2,630)	11,154
Ending balance as of June 30	$257,482	$243,826
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2026 and December 31, 2025, respectively. A derivative gain of $4.3 million based upon interest rates at June 30, 2026, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2026.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2026 and December 31, 2025, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $11.4 million and a net loss of $12.6 million during the three months ended June 30, 2026 and 2025, respectively, and a net gain of $18.6 million and a net loss of $11.3 million during the six months ended June 30, 2026 and 2025, respectively, which offset the related transaction gains (losses) associated with these contracts. At June 30, 2026 and December 31, 2025, these contracts had a notional value of $1.1 billion and $1.2 billion, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
5.    FAIR VALUE MEASUREMENTS
At June 30, 2026 and December 31, 2025, the Company had derivative assets totaling $4.9 million and $3.2 million respectively, and derivative liabilities totaling $28.3 million and $37.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2026 and December 31, 2025.
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
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	June 30, 2026	December 31, 2025	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$4,906	$3,167	Other current assets and prepaid expenses
Total derivative assets	$4,906	$3,167

Foreign currency forward contracts not designated as hedging instruments	$2,865	$5,237	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	24,792	14,287	Accrued and other liabilities
Cross currency swap agreement	640	17,889	Other non-current liabilities
Total derivative liabilities	$28,297	$37,413
The Company had $1.4 million and $5.1 million of cash equivalents at June 30, 2026 and December 31, 2025, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $187.0 million as of June 30, 2026. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
6.    INCOME TAXES
The Company's reported tax rate was 19.5% and 18.6% during the three months ended June 30, 2026 and 2025, respectively and 19.4% and 18.8% during the six months ended June 30, 2026 and 2025, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2026 and 2025. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises, as well as the one-time tariff-related government and customer refunds.
7.    DEBT
Debt consisted of the following at June 30, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	142,313	142,313
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	153,698	153,698
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	142,313	142,313
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	113,850	113,850
Debt issuance costs, net	(1,947)	(1,657)	(3,604)
Total Senior Notes	698,053	550,517	1,248,570
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	402,444	380,669	783,113
Other local arrangements	20,218	60,062	80,280
Total debt	1,120,715	991,248	2,111,963
Less: current portion	(7,601)	(59,689)	(67,290)
Total long-term debt	$1,113,114	$931,559	$2,044,673
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of June 30, 2026, the Company had $562.7 million of additional borrowings available under its Credit Agreement, and the Company maintained $51.4 million of cash and cash equivalents.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of June 30, 2026. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods applicable.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $6.0 million and unrealized loss of $44.6 million for the three months ended June 30, 2026 and 2025, respectively, and an unrealized gain of $17.2 million and unrealized loss of $63.8 million for the six month periods ended June 30, 2026 and 2025, respectively. The Company has an unrealized loss of $6.1 million recorded in accumulated other comprehensive income (loss) as of June 30, 2026.
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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $3.2 billion of remaining availability for its share repurchase program as of June 30, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 33.3 million shares at an average price per share of $330.16 since the inception of the program in 2004 through June 30, 2026. During the six months ended June 30, 2026 and 2025, the Company spent $412.5 million and $437.5 million on the repurchase of 325,348 shares and 368,010 shares at an average price per share of $1,267.85 and $1,188.80, respectively. The Company also reissued 2,554 shares and 17,589 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2026 and 2025, respectively. In addition, the Company incurred $2.0 million and $2.1 million of excise tax during the three months ended June 30, 2026 and 2025, respectively, and $4.1 million of excise tax during both the six months ended June 30,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
2026 and 2025 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$232,899	$202,348	$402,353	$365,935
Other comprehensive income (loss), net of tax	23,942	(70,542)	38,457	(75,783)
Comprehensive income, net of tax	$256,841	$131,806	$440,810	$290,152

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2026 and 2025:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2025	$(184,525)	$(2,735)	$(171,897)	$(359,157)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	7,936	—	7,936
Foreign currency translation adjustment	32,315	—	1,878	34,193
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(7,239)	3,567	(3,672)
Net change in other comprehensive income (loss), net of tax	32,315	697	5,445	38,457
Balance at June 30, 2026	$(152,210)	$(2,038)	$(166,452)	$(320,700)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(20,337)	—	(20,337)
Foreign currency translation adjustment	(56,366)	—	(23,030)	(79,396)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	17,722	6,228	23,950
Net change in other comprehensive income (loss), net of tax	(56,366)	(2,615)	(16,802)	(75,783)
Balance at June 30, 2025	$(189,869)	$(6,535)	$(225,237)	$(421,641)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2026	2025	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(5,221)	$17,844	(a)
Provision for taxes	(992)	3,390	Provision for taxes
Total, net of taxes	$(4,229)	$14,454

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$2,228	$4,015	(b)
Provision for taxes	445	792	Provision for taxes
Total, net of taxes	$1,783	$3,223
(a) The cross currency swap reflects an unrealized gain of $3.6 million for the three months ended June 30, 2026 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $1.6 million recorded in interest expense for the three months ended June 30, 2026.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(8,937)	$21,879	(a)
Provision for taxes	(1,698)	4,157	Provision for taxes
Total, net of taxes	$(7,239)	$17,722

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,456	$7,760	(b)
Provision for taxes	889	1,532	Provision for taxes
Total, net of taxes	$3,567	$6,228
(a) The cross currency swap reflects an unrealized gain of $5.7 million for the six months ended June 30, 2026 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $3.3 million recorded in interest expense for the six months ended June 30, 2026.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2026 and 2025.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2026	2025
Three months ended	44,734	51,387
Six months ended	48,193	59,177
Outstanding options and restricted stock units to purchase or receive 83,831 and 100,446 shares of common stock for the three month period ended June 30, 2026 and 2025, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 59,718 and 92,116 shares for the six month period ended June 30, 2026 and 2025, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost, net	$144	$233	$5,364	$4,661	$—	$—	$5,508	$4,894
Interest cost on projected benefit obligations	1,063	1,201	4,491	3,823	1	6	5,555	5,030
Expected return on plan assets	(1,450)	(1,428)	(12,374)	(11,029)	—	—	(13,824)	(12,457)
Recognition of prior service cost	—	—	(739)	(1,045)	(125)	(19)	(864)	(1,064)
Recognition of actuarial losses/(gains)	346	393	2,660	4,689	70	8	3,076	5,090
Net periodic pension cost/(credit)	$103	$399	$(598)	$1,099	$(54)	$(5)	$(549)	$1,493

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost, net	$288	$466	$10,730	$9,156	$—	$—	$11,018	$9,622
Interest cost on projected benefit obligations	2,126	2,402	8,984	7,374	1	12	11,111	9,788
Expected return on plan assets	(2,901)	(2,856)	(24,750)	(21,216)	—	—	(27,651)	(24,072)
Recognition of prior service cost	—	—	(1,478)	(2,004)	(249)	(38)	(1,727)	(2,042)
Recognition of actuarial losses/(gains)	692	786	5,320	9,013	140	16	6,152	9,815
Net periodic pension cost/(credit)	$205	$798	$(1,194)	$2,323	$(108)	$(10)	$(1,097)	$3,111

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company expects to make employer contributions of approximately $29.9 million to its non-U.S. pension plans during the year ended December 31, 2026. This estimate may change based

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits were $6.0 million and $3.4 million for the three month periods ended June 30, 2026 and 2025, respectively, and $12.0 million and $6.5 million for the six month periods ended June 30, 2026 and 2025, respectively. Other charges for the three and six month periods ended June 30, 2026 also includes a net expense of $8.4 million related to additional contingent consideration associated with previous acquisitions.
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
As further described in Note 14, the Company’s operating results for the three and six months ended June 30, 2026 include a one-time benefit of $52.4 million from U.S government IEEPA tariff refunds that reduced cost of sales, offset in part by tariff-related customer refunds of $27.8 million that reduced net sales. This is reflected in the U.S. Operations segment.
The following tables show the operations of the Company’s operating segments:

Three Months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$352,477	$56,476	$226,977	$187,249	$204,135	$—	$1,027,314
Net sales to other segments	40,386	210,813	49,580	87,682	10,681	(399,142)	—
Total net sales	392,863	267,289	276,557	274,931	214,816	(399,142)	1,027,314
Segment cost of sales(c)	123,040	129,969	128,483	120,845	116,705
Segment period expense(d)	140,257	68,438	99,130	51,961	64,935
Unallocated expense / eliminations						(48,798)
Segment profit	$129,566	$68,882	$48,944	$102,125	$33,176	$(48,798)	$333,895

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

Six Months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$701,024	$107,235	$442,360	$340,772	$383,050	$—	$1,974,441
Net sales to other segments	74,183	402,770	100,019	168,861	21,656	(767,489)	—
Total net sales	775,207	510,005	542,379	509,633	404,706	(767,489)	1,974,441
Segment cost of sales(c)	282,177	248,712	246,430	224,983	217,767
Segment period expense(d)	275,640	137,346	198,087	97,649	126,219
Unallocated expense / eliminations						(106,810)
Segment profit	$217,390	$123,947	$97,862	$187,001	$60,720	$(106,810)	$580,110
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

Three Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$372,516	$49,555	$211,916	$162,017	$187,217	$—	$983,221
Net sales to other segments	39,173	199,323	50,547	83,316	9,520	(381,879)	—
Total net sales	411,689	248,878	262,463	245,333	196,737	(381,879)	983,221
Segment cost of sales(c)	187,249	116,806	114,982	110,991	107,634
Segment period expense(d)	131,740	61,491	95,601	45,004	58,000
Unallocated expense / eliminations						52,309
Segment profit	$92,700	$70,581	$51,880	$89,338	$31,103	$(52,309)	$283,293

Six Months ended June 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$718,274	$96,857	$402,285	$303,185	$346,364	$—	$1,866,965
Net sales to other segments	73,266	375,829	95,634	160,392	17,686	(722,807)	—
Total net sales	791,540	472,686	497,919	463,577	364,050	(722,807)	1,866,965
Segment cost of sales(c)	350,171	219,030	219,049	210,469	195,104
Segment period expense(d)	264,373	122,080	183,945	87,753	113,352
Unallocated expense / eliminations						104,419
Segment profit	$176,996	$131,576	$94,925	$165,355	$55,594	$(104,419)	$520,027

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Segment profit	$333,895	$283,293	$580,110	$520,027
Amortization	(19,426)	(17,581)	(39,038)	(34,774)
Interest expense	(17,246)	(16,779)	(34,253)	(33,432)
Restructuring charges	(5,450)	(3,557)	(12,720)	(7,324)
Other income, net	(2,372)	3,281	4,957	6,102
Earnings before taxes	$289,401	$248,657	$499,056	$450,599

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,418	$1,758	$1,496	$2,368	$1,586	$1,674	$13,300
Total assets	$4,484,213	$4,124,208	$1,742,841	$1,159,390	$532,821	$(8,372,529)	$3,670,944
Purchase of property, plant, and equipment	$(3,822)	$(1,261)	$(1,870)	$(8,130)	$(2,789)	$(9,920)	$(27,792)
Goodwill	$568,684	$28,873	$104,626	$653	$32,378	$—	$735,214

Six Months ended June 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$8,718	$3,527	$2,985	$4,707	$3,166	$3,357	$26,460
Purchase of property, plant, and equipment	$(6,145)	$(2,760)	$(3,176)	$(9,689)	$(4,870)	$(18,566)	$(45,206)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

14.    COMMITMENTS AND CONTINGENCIES
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). During the three months ended June 30, 2026, the Company received refunds, including interest, from the U.S. Customs and Border Protection of $42.9 million and concluded the remaining $9.5 million of refunds were realizable and such amounts have been subsequently received. The $9.5 million refund receivable is included in other current assets and prepaid expenses in the interim consolidated balance sheet as of June 30, 2026. This has resulted in a one-time gross benefit of $52.4 million that has reduced cost of sales for the three and six months ended June 30, 2026. In addition, the Company committed to refund approximately $27.8 million to customers, which reduced net sales for the three and six months ended June 30, 2026. This is included in accrued and other liabilities on the interim consolidated balance sheet as of June 30, 2026. The Company anticipates distributing tariff-related refunds to customers during the third quarter of 2026.
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2026 and 2025 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$1,027,314	100.0	$983,221	100.0	$1,974,441	100.0	$1,866,965	100.0
Cost of sales	377,096	36.7	403,345	41.0	768,407	38.9	761,210	40.8
Gross profit	650,218	63.3	579,876	59.0	1,206,034	61.1	1,105,755	59.2
Research and development	52,989	5.2	49,285	5.0	104,264	5.3	95,631	5.1
Selling, general and administrative	263,334	25.6	247,298	25.2	521,660	26.4	490,097	26.3
Amortization	19,426	1.9	17,581	1.8	39,038	2.0	34,774	1.8
Interest expense	17,246	1.7	16,779	1.7	34,253	1.7	33,432	1.8
Restructuring charges	5,450	0.5	3,557	0.3	12,720	0.6	7,324	0.4
Other charges (income), net	2,372	0.2	(3,281)	(0.3)	(4,957)	(0.2)	(6,102)	(0.3)
Earnings before taxes	289,401	28.2	248,657	25.3	499,056	25.3	450,599	24.1
Provision for taxes	56,502	5.5	46,309	4.7	96,703	4.9	84,664	4.5
Net earnings	$232,899	22.7	$202,348	20.6	$402,353	20.4	$365,935	19.6
Note: As further described below, our operating results for the three and six months ended June 30, 2026 include a one-time benefit of $52.4 million from IEEPA tariff-related refunds that reduced cost of sales, offset in part by related customer refunds of $27.8 million that reduced net sales.
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
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). During the three months ended June 30, 2026, we received refunds, including interest, from the U.S. Customs and Border Protection of $42.9 million and concluded the remaining $9.5 million of refunds due were realizable and such amounts have been subsequently received. This resulted in a one-time gross benefit of $52.4 million that reduced cost of sales for the three and six months ended June 30, 2026. In addition, we committed to issue $27.8 million to customers for tariff-related refunds, which reduced net sales for the three and six months ended June 30, 2026. We anticipate distributing refunds to our customers during the third quarter of 2026.
Following the U.S. Supreme Court’s decision in February 2026, the U.S. government effectively replaced IEEPA tariffs with a temporary Section 122 tariff that included a 10% tariff on imports from most countries that expired near the end of July 2026. In April 2026, the U.S. government also issued an update to the definition of Section 232 tariffs, which is not expected to have a significant effect on our ongoing tariff obligations.
On July 23, 2026, the U.S. government imposed new Section 301 tariffs to effectively replace the expired Section 122 tariffs. The new Section 301 tariffs include a 12.5% rate on imports from Switzerland and China, and a 10% rate on imports from the European Union, United Kingdom, and non-USMCA imports from Mexico. The U.S. government has also discussed the potential of additional tariffs on certain countries, as well as a potential ending of USMCA on imports from Mexico that are currently not subject to tariffs. Any additional changes to tariff rates in the future could adversely impact our financial results.
Global trade disputes/tariffs create economic uncertainty in our end markets and the overall global economic environment and market conditions may change quickly.
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
Net sales
Net sales were $1.0 billion and $983.2 million for the three months ended June 30, 2026, and 2025, respectively, and $2.0 billion and $1.9 billion for the six months ended June 30, 2026, and 2025, respectively. Sales in U.S. dollars increased 4% for the three months and increased 6% for the six months ended June 30, 2026, respectively. Excluding the effect of currency exchange fluctuations, or in local currencies, net sales increased 6% for the three months and 4% for the six months ended June 30, 2026, respectively, before the previously described one-time tariff-related customer refunds. Organic local currency net sales, which exclude acquisitions and the one-time tariff-related customer refunds, increased 4% for the three months and 3% for the six months ended June 30, 2026, respectively.

Market conditions have improved, and we continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, ongoing developments in Iran and the Middle East, as well as global trade disputes/tariffs, create uncertainty in our end markets and the global economic environment and market conditions may change quickly. The ongoing developments related to global trade disputes/tariffs, Ukraine, and the conflicts in Iran and the Middle East also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These topics could adversely impact our financial results in future periods.
Net sales by geographic destination for the three months ended June 30, 2026 in U.S. dollars decreased 3% in the Americas, and increased 7% in Europe and 12% Asia/Rest of World. In local currencies, our net sales by geographic destination decreased 3% in the Americas and increased 4% in Europe and 10% in Asia/Rest of World. Local currency net sales by geographic destination increased 3% in the Americas, 4% in Europe, and 10% in Asia/Rest of World before the effect of one-time tariff-related customer refunds. Organic local currency net sales by geographic destination increased 1% in the Americas, 4% in Europe, and 9% in Asia/Rest of World. Organic local currency net sales in Asia/Rest of World includes an increase of 9% in China during the three months ended June 30, 2026.
Net sales by geographic destination for the six months ended June 30, 2026 in U.S. dollars were flat in the Americas and increased 10% in both Europe and Asia/Rest of World. Local currency net sales by geographic destination increased 3% in the Americas, 3% in Europe, and 8% in Asia/Rest of World before the effect of one-time tariff-related customer refunds. Organic local currency net sales by geographic destination were flat in the Americas and increased 3% in Europe and 6% in Asia/Rest of World. Organic local currency net sales in Asia/Rest of World includes an increase of 7% in China during the six months ended June 30, 2026. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2025, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 3% and 4% in U.S. dollars for the three and six months ended June 30, 2026, respectively. Local currency product net sales increased 4% and 3% for the three and six months ended June 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency product net sales increased 3% and 2% for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025.
Service net sales (including spare parts) increased 10% and 11% in U.S. dollars for the three and six months ended June 30, 2026, respectively. Local currency service net sales increased 9% and 8% for the three and six months ended June 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency service net sales increased 7% and 6% for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales, increased 3% and 4% in U.S. dollars for the three and six months ended June 30, 2026, respectively. Local currency laboratory net sales increased 5% and 3% for the three and six months ended June 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency laboratory net sales increased 4% and 2% for the three and six months ended June 30, 2026, respectively. The Organic local currency increase in laboratory net sales for the three and six months ended June 30, 2026 includes strong growth in process analytics, laboratory balances, and analytical instruments.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales, increased 6% and 8% in U.S. dollars for the three and six months ended June 30, 2026, respectively. Local currency industrial net sales increased 6% and 5% for the three and six months ended June 30, 2026, respectively, before the one-time tariff-related customer refunds.

Organic local currency industrial net sales increased 3% for both the three and six months ended June 30, 2026. The Organic local currency increase in industrial net sales for the three and six months ended June 30, 2026 includes growth in most product categories, with good core industrial growth during the three months ended June 30, 2026.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales, increased 13% in U.S. dollars for both the three and six months ended June 30, 2026. Local currency food retailing net sales increased 11% and 9% for the three and six months ended June 30, 2026, respectively, before the one-time tariff-related customer refunds. The local currency increase in food retail net sales for the three and six months ended June 30, 2026 includes strong project activity in Europe and Asia/Rest of World, partially offset by a decline in the Americas.
Gross profit
Gross profit as a percentage of net sales was 63.3% and 59.0% for the three months ended June 30, 2026 and 2025, respectively, and 61.1% and 59.2% for the six months ended June 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of net sales was 59.3% and 59.0% for the three and six months ended June 30, 2026, respectively.
Gross profit as a percentage of net sales for products was 66.4% and 60.6% for the three months ended June 30, 2026 and 2025, respectively, and 63.7% and 61.1% for the six months ended June 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of product net sales was 61.7% and 61.3% for the three and six months ended June 30, 2026, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 54.9% and 54.2% for the three months ended June 30, 2026 and 2025, respectively, and 54.1% and 54.0% for the six months ended June 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of service net sales was 52.5% and 52.9% for the three and six months ended June 30, 2026, respectively.
Excluding the effect of the one-time tariff-related U.S. government and customer refunds, the increase in gross profit as a percentage of net sales for the three months ended June 30, 2026 primarily reflects favorable price realization, lower tariff costs, and benefits from our SternDrive program, partially offset by unfavorable foreign currency and higher transportation costs.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales was 5.2% and 5.0% for the three months ended June 30, 2026 and 2025, respectively, and was 5.3% and 5.1% for the six months ended June 30, 2026 and 2025, respectively. Research and development expenses increased 8% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2026, and increased 9% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025.
Selling, general, and administrative expenses as a percentage of net sales were 25.6% and 25.2% for the three months ended June 30, 2026 and 2025, respectively, and were 26.4% and 26.3% for the six months ended June 30, 2026 and 2025, respectively. Selling, general, and administrative expenses increased 6% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2026, and increased 6% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2026. The local currency increase for the three and six months ended June 30, 2026 includes sales and marketing investments, offset in part by our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $19.4 million and $17.6 million for the three months ended June 30, 2026 and 2025, respectively, and $39.0 million and $34.8 million for the six months ended June 30, 2026 and 2025, respectively.

Interest expense was $17.2 million and $16.8 million for the three months ended June 30, 2026 and 2025, respectively, and $34.3 million and $33.4 million for the six months ended June 30, 2026 and 2025, respectively.
Restructuring charges were $5.5 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $12.7 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $6.0 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. Other charges also includes a net expense of $8.4 million related to additional contingent consideration associated with previous acquisitions for the three and six months ended June 30, 2026.
Our reported tax rate was 19.5% and 18.6% during the three months ended June 30, 2026 and 2025, respectively, and 19.4% and 18.8% during the six months ended June 30, 2026 and 2025, respectively. The provision for taxes is based upon our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended June 30, 2026 and 2025. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises, as well as the one-time tariff related U.S. government and customer refunds.

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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	%	2026	2025	%
Net sales to external customers	$352,477	$372,516	(5)%	$701,024	$718,274	(2)%
Net sales to other segments	40,386	39,173	3%	74,183	73,266	1%
Segment net sales	392,863	411,689	(5)%	775,207	791,540	(2)%
Segment cost of sales	123,040	187,249	(34)%	282,177	350,171	(19)%
Segment period expense	140,257	131,740	6%	275,640	264,373	4%
Segment profit	$129,566	$92,700	40%	$217,390	$176,996	23%

Total net sales and net sales to external customers decreased 5% and 2% for the three and six months ended June 30, 2026, respectively, compared with the corresponding periods in 2025. Organic total net sales and Organic net sales to external customers increased 5% and 1% for the three and six months ended June 30, 2026, respectively. Organic net sales to external customers for the three and six months ended June 30, 2026 includes strong growth in process analytics, analytical instruments, and laboratory balances, offset in part by a significant decline in food retail project activity.
Segment profit increased $36.9 million and $40.4 million for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025. Segment profit during the three and six months ended June 30, 2026 includes a net benefit of $24.6 million related to one-time tariff-related refunds. Excluding the net tariff refund benefit, segment profit during the three and six months ended June 30, 2026 includes benefits from our margin expansion initiatives and lower tariff rates.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$56,476	$49,555	14%	$107,235	$96,857	11%
Net sales to other segments	210,813	199,323	6%	402,770	375,829	7%
Segment net sales	267,289	248,878	7%	510,005	472,686	8%
Segment cost of sales	129,969	116,806	11%	248,712	219,030	14%
Segment period expense	68,438	61,491	11%	137,346	122,080	13%
Segment profit	$68,882	$70,581	(2)%	$123,947	$131,576	(6)%
1)Represents U.S. dollar growth (decline).

Total net sales increased 7% in U.S. dollars and 3% in local currency for the three months ended June 30, 2026, and increased 8% in U.S. dollars and decreased 1% in local currency for the six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. Net sales to external customers increased 14% in U.S. dollars and 11% in local currency for the three months ended June 30, 2026 and increased 11% in U.S. dollars and 5% in local currency for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three and six months ended June 30, 2026 includes growth in most product categories, especially laboratory products.
Segment profit decreased $1.7 million and $7.6 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. Segment profit during the three and six months ended June 30, 2026 was negatively impacted by unfavorable foreign currency translation and inter-segment sales mix.
Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$226,977	$211,916	7%	$442,360	$402,285	10%
Net sales to other segments	49,580	50,547	(2)%	100,019	95,634	5%
Segment net sales	276,557	262,463	5%	542,379	497,919	9%
Segment cost of sales	128,483	114,982	12%	246,430	219,049	12%
Segment period expense	99,130	95,601	4%	198,087	183,945	8%
Segment profit	$48,944	$51,880	(6)%	$97,862	$94,925	3%
1)Represents U.S. dollar growth (decline).

Total net sales increased 5% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2026 and increased 9% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 7% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2026, and increased 10% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three and six months ended June 30, 2026 includes growth in most product categories, especially food retailing.
Segment profit decreased $2.9 million and increased $2.9 million for the three and six month periods ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The decrease in segment profit during the three months ended June 30, 2026 includes unfavorable inter-segment sales mix and higher transportation costs, offset in part by higher sales.
Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$187,249	$162,017	16%	$340,772	$303,185	12%
Net sales to other segments	87,682	83,316	5%	168,861	160,392	5%
Segment net sales	274,931	245,333	12%	509,633	463,577	10%
Segment cost of sales	120,845	110,991	9%	224,983	210,469	7%
Segment period expense	51,961	45,004	15%	97,649	87,753	11%
Segment profit	$102,125	$89,338	14%	$187,001	$165,355	13%
1)Represents U.S. dollar growth (decline).

Total net sales increased 12% in U.S. dollars and 6% in local currency for the three months ended June 30, 2026 and increased 10% in U.S. dollars and 4% local currency for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 16% in U.S. dollars and 9% in local currency by origin for the three months ended June 30, 2026 and increased 12% in U.S. dollars and 7% in local currency during the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three and six months ended June 30, 2026 includes particularly strong growth in industrial products.
Segment profit increased $12.8 million and $21.6 million for the three and six month periods ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The increase in segment profit during the three and six months ended June 30, 2026 includes higher net sales and benefits from our margin expansion initiatives, as well as favorable foreign currency translation.
Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$204,135	$187,217	9%	$383,050	$346,364	11%
Net sales to other segments	10,681	9,520	12%	21,656	17,686	22%
Segment net sales	214,816	196,737	9%	404,706	364,050	11%
Segment cost of sales	116,705	107,634	8%	217,767	195,104	12%
Segment period expense	64,935	58,000	12%	126,219	113,352	11%
Segment profit	$33,176	$31,103	7%	$60,720	$55,594	9%
1)Represents U.S. dollar growth (decline).

Total net sales increased 9% in U.S. dollars and 10% in local currency for the three months ended June 30, 2026 and increased 11% in U.S. dollars and 10% in local currency for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 9% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2026 and increased 11% in U.S. dollars and 9% in local currencies for the six months ended June 30, 2026, compared to the corresponding periods in 2025. Local currency net sales to external customers excluding acquisitions increased 5% and 4% for the three and six months ended June 30, 2026, respectively. Net sales to external customers for the three and six months ended June 30, 2026 includes strong growth in process analytics, laboratory balances and analytical instruments, as well as core industrial.
Segment profit increased $2.1 million and $5.1 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The increase in segment profit for the three and six months ended June 30, 2026 is primarily related to increased sales and benefits from our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $450.2 million during the six months ended June 30, 2026, compared to $430.8 million in the corresponding period in 2025 and includes a benefit of $42.9 million related to one-time tariff related U.S. government refunds. Excluding the one-time tariff related U.S. government refunds, the decrease for the six months ended June 30, 2026 is primarily related to the timing of tax payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $45.2 million for the six months ended June 30, 2026 compared to $41.1 million in the corresponding period in 2025.
In December 2025, we entered into an agreement with the government of Xuhui, China to increase production automation and capacity and improve logistics. We will receive proceeds of approximately $31 million, of which approximately $18 million is expected to offset future purchases of property, plant, and equipment and approximately $13 million is expected to offset future operating expenses. We expect to receive proceeds and make payments related to the agreement through 2030. We have received cumulative proceeds of $12.4 million, including $6.2 million during the six months ended June 30, 2026. No proceeds were received during the three months ended June 30, 2026. We have cumulatively incurred $0.9 million, including $0.3 million of capital expenditures and $0.6 million of operating expense, related to the agreement during the three months ended June 30, 2026. Proceeds are recorded in accrued and other liabilities and will be reduced as amounts related to the agreement are paid.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $412.5 million and $437.5 million on the repurchase of 325,348 shares and 368,010 shares, during the six months ended June 30, 2026 and 2025, respectively.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	142,313	142,313
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	153,698	153,698
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	142,313	142,313
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	113,850	113,850
Debt issuance costs, net	(1,947)	(1,657)	(3,604)
Total Senior Notes	698,053	550,517	1,248,570
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	402,444	380,669	783,113
Other local arrangements	20,218	60,062	80,280
Total debt	1,120,715	991,248	2,111,963
Less: current portion	(7,601)	(59,689)	(67,290)
Total long-term debt	$1,113,114	$931,559	$2,044,673

(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

As of June 30, 2026, we had $562.7 million of additional borrowings available under our Credit Agreement, and we maintained $51.4 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of June 30, 2026.
In January 2025, we entered into an agreement to issue and sell EUR 100 million 10 1/2-year Senior Notes with a fixed interest rate of 3.8% (3.8% Euro Senior Notes) in a private placement, which will mature in July 2035. The 3.8% Euro Senior Notes are unsecured obligations of the Company and the terms are consistent with the previous Notes as disclosed in Note 10 to our consolidated financial statements for the year ended December 31, 2025. We used the proceeds from the sale of the Notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2026.
Share Repurchase Program
We have $3.2 billion of remaining availability for our share repurchase program as of June 30, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 33.3 million shares at an average price per share of $330.16 since the inception of the program in 2004 through June 30, 2026. During the six months ended June 30, 2026 and 2025, we spent $412.5 million and $437.5 million on the repurchase of 325,348 and 368,010 shares at an average price per share of $1,267.85 and $1,188.80, respectively. We also reissued 2,554 shares and 17,589 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2026 and 2025, respectively. In addition, we incurred $2.0 million and $2.1 million of excise tax during the three months ended June 30, 2026 and 2025, respectively, and $4.1 million of excise tax during both the six months ended June 30, 2026 and 2025 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at June 30, 2026, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $52.3 million in the reported U.S. dollar value of our debt.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2026 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2026	53,895	$1,296.95	53,895	$3,382,289
May 1 to May 31, 2026	61,321	$1,139.92	61,321	$3,312,387
June 1 to June 30, 2026	57,169	$1,162.28	57,169	$3,245,939
Total	172,385	$1,196.43	172,385	$3,245,939
The Company has $3.2 billion of remaining availability as of June 30, 2026. The Company has purchased 33.3 million shares at an average price per share of $330.16 since the inception of the program through June 30, 2026.
During the six months ended June 30, 2026 and 2025, the Company spent $412.5 million and $437.5 million on the repurchase of 325,348 and 368,010 shares at an average price per share of $1,267.85 and $1,188.80, respectively. The Company also reissued 2,554 shares and 17,589 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2026 and 2025, respectively. In addition, the Company incurred $2.0 million and $2.1 million of excise tax during the three months ended June 30, 2026 and 2025, respectively, and $4.1 million of excise tax during both the six months ended June 30, 2026 and 2025 related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.

Date:	July 31, 2026	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer