Form 10-Q
period 2026-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2026-11-06
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026, OR
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

The Registrant had 19,890,405 shares of Common Stock outstanding at September 30, 2026.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

	September 30, 2026	September 30, 2025
Net sales
Products	$814,232	$766,648
Service	280,062	263,051
Total net sales	1,094,294	1,029,699
Cost of sales
Products	308,136	298,897
Service	131,934	121,346
Gross profit	654,224	609,456
Research and development	53,613	51,143
Selling, general and administrative	267,159	248,391
Amortization	19,374	20,022
Interest expense	15,675	17,695
Restructuring charges	3,944	5,972
Other charges (income), net	(5,741)	(3,003)
Earnings before taxes	300,200	269,236
Provision for taxes	54,247	51,743
Net earnings	$245,953	$217,493

Basic earnings per common share:
Net earnings	$12.32	$10.60
Weighted average number of common shares	19,964,045	20,510,579

Diluted earnings per common share:
Net earnings	$12.29	$10.57
Weighted average number of common and common equivalent shares	20,018,614	20,571,000

Comprehensive income, net of tax (Note 9)	$277,868	$223,199

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

	September 30, 2026	September 30, 2025
Net sales
Products	$2,251,489	$2,150,842
Service	817,246	745,822
Total net sales	3,068,735	2,896,664
Cost of sales
Products	829,999	837,985
Service	378,478	343,468
Gross profit	1,860,258	1,715,211
Research and development	157,877	146,774
Selling, general and administrative	788,819	738,488
Amortization	58,412	54,796
Interest expense	49,928	51,127
Restructuring charges	16,664	13,296
Other charges (income), net	(10,698)	(9,105)
Earnings before taxes	799,256	719,835
Provision for taxes	150,950	136,407
Net earnings	$648,306	$583,428

Basic earnings per common share:
Net earnings	$32.22	$28.20
Weighted average number of common shares	20,122,698	20,687,609

Diluted earnings per common share:
Net earnings	$32.14	$28.12
Weighted average number of common and common equivalent shares	20,173,526	20,746,950

Comprehensive income, net of tax (Note 9)	$718,678	$513,351

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2026 and December 31, 2025
(In thousands, except share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,237	$66,888
Trade accounts receivable, less allowances of $18,625 at September 30, 2026
and $16,857 at December 31, 2025	733,189	778,243
Inventories	439,659	387,228
Other current assets and prepaid expenses	151,091	130,308
Total current assets	1,376,176	1,362,667
Property, plant and equipment, net	831,341	845,636
Goodwill	735,431	739,225
Other intangible assets, net	258,993	278,910
Deferred tax assets, net	41,721	41,380
Other non-current assets	451,812	444,828
Total assets	$3,695,474	$3,712,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$261,143	$266,628
Accrued and other liabilities	276,670	237,482
Accrued compensation and related items	204,955	199,516
Deferred revenue and customer prepayments	247,418	229,378
Taxes payable	199,876	201,181
Short-term borrowings and current maturities of long-term debt	60,245	63,931
Total current liabilities	1,250,307	1,198,116
Long-term debt	1,963,439	2,088,241
Deferred tax liabilities, net	143,805	151,784
Other non-current liabilities	260,262	298,141
Total liabilities	3,617,813	3,736,282
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 19,890,405 shares and 20,359,353 shares at September 30, 2026 and December 31, 2025, respectively	448	448
Additional paid-in capital	956,915	936,276
Treasury stock at cost (24,895,606 shares at September 30, 2026 and 24,426,658 shares at December 31, 2025)	(10,477,177)	(9,839,399)
Retained earnings	9,886,260	9,238,196
Accumulated other comprehensive loss	(288,785)	(359,157)
Total shareholders' equity	77,661	(23,636)
Total liabilities and shareholders’ equity	$3,695,474	$3,712,646

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2026 and 2025
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2024	20,949,461	$448	$897,025	$(9,049,925)	$8,371,420	$(345,858)	$(126,890)
Exercise of stock options and restricted stock units	4,282	—	896	1,318	(16)	—	2,198
Repurchases of common stock	(170,957)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,026)	—	—	(2,026)
Share-based compensation	—	—	5,139	—	—	—	5,139
Net earnings	—	—	—	—	163,587	—	163,587
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,241)	(5,241)
Balance at March 31, 2025	20,782,786	$448	$903,060	$(9,269,382)	$8,534,991	$(351,099)	$(181,982)
Exercise of stock options and restricted stock units	13,307	—	2,705	4,159	—	—	6,864
Repurchases of common stock	(197,053)	—	—	(218,748)	—	—	(218,748)
Excise tax on net repurchases of common stock	—	—	—	(2,115)	—	—	(2,115)
Share-based compensation	—	—	5,382	—	—	—	5,382
Net earnings	—	—	—	—	202,348	—	202,348
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70,542)	(70,542)
Balance at June 30, 2025	20,599,040	$448	$911,147	$(9,486,086)	$8,737,339	$(421,641)	$(258,793)
Exercise of stock options and restricted stock units	3,811	—	595	1,210	(8)	—	1,797
Repurchases of common stock	(174,406)	—	—	(218,749)	—	—	(218,749)
Excise tax on net repurchases of common stock	—	—	—	(2,158)	—	—	(2,158)
Share-based compensation	—	—	5,506	—	—	—	5,506
Net earnings	—	—	—	—	217,493	—	217,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,706	5,706
Balance at September 30, 2025	20,428,445	$448	$917,248	$(9,705,783)	$8,954,824	$(415,935)	$(249,198)

Balance at December 31, 2025	20,359,353	$448	$936,276	$(9,839,399)	$9,238,196	$(359,157)	$(23,636)
Exercise of stock options and restricted stock units	1,211	—	278	394	(52)	—	620
Repurchases of common stock	(152,963)	—	—	(206,250)	—	—	(206,250)
Excise tax on net repurchases of common stock	—	—	—	(2,055)	—	—	(2,055)
Share-based compensation	—	—	5,469	—	—	—	5,469
Net earnings	—	—	—	—	169,454	—	169,454
Other comprehensive income (loss), net of tax	—	—	—	—	—	14,515	14,515
Balance at March 31, 2026	20,207,601	$448	$942,023	$(10,047,310)	$9,407,598	$(344,642)	$(41,883)
Exercise of stock options and restricted stock units	1,343	—	533	443	(181)	—	795
Repurchases of common stock	(172,385)	—	—	(206,250)	—	—	(206,250)
Excise tax on net repurchases of common stock	—	—	—	(2,051)	—	—	(2,051)
Share-based compensation	—	—	5,371	—	—	—	5,371
Net earnings	—	—	—	—	232,899	—	232,899
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,942	23,942
Balance at June 30, 2026	20,036,559	$448	$947,927	$(10,255,168)	$9,640,316	$(320,700)	$12,823
Exercise of stock options and restricted stock units	18,866	—	3,042	6,326	(9)	—	9,359
Repurchases of common stock	(165,020)	—	—	(226,249)	—	—	(226,249)
Excise tax on net repurchases of common stock	—	—	—	(2,086)	—	—	(2,086)
Share-based compensation	—	—	5,946	—	—	—	5,946
Net earnings	—	—	—	—	245,953	—	245,953
Other comprehensive income (loss), net of tax	—	—	—	—	—	31,915	31,915
Balance at September 30, 2026	19,890,405	$448	$956,915	$(10,477,177)	$9,886,260	$(288,785)	$77,661

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2026 and 2025
(In thousands)
(unaudited)

	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net earnings	$648,306	$583,428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39,731	38,049
Amortization	58,412	54,796
Deferred tax benefit	(1,449)	(5,127)
Share-based compensation	16,786	16,027
Proceeds from government grant	6,240	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	39,481	40,385
Inventories	(58,136)	(27,434)
Other current assets	(10,113)	(4,743)
Trade accounts payable	(5,953)	18,580
Taxes payable	1,956	50,040
Accruals and other	23,519	(33,814)
Net cash provided by operating activities	758,780	730,187
Cash flows from investing activities:
Purchase of property, plant and equipment	(72,294)	(65,620)
Acquisitions	(2,242)	(75,428)
Other investing activities	30,671	(12,421)
Net cash used in investing activities	(43,865)	(153,469)
Cash flows from financing activities:
Proceeds from borrowings	1,435,743	1,558,207
Repayments of borrowings	(1,524,406)	(1,474,937)
Proceeds from stock option exercises	10,774	10,859
Repurchases of common stock	(638,749)	(656,246)
Payments of excise tax on repurchases of common stock	(7,555)	—
Acquisition contingent consideration payment	(5,438)	—
Other financing activities	(50)	(920)
Net cash used in financing activities	(729,681)	(563,037)
Effect of exchange rate changes on cash and cash equivalents	115	(3,978)
Net increase (decrease) in cash and cash equivalents	(14,651)	9,703
Cash and cash equivalents:
Beginning of period	66,888	59,362
End of period	$52,237	$69,065

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. As further described in Note 14, the Company’s operating results for the nine months ended September 30, 2026 include a one-time benefit of $52 million recognized in the second quarter of 2026 from U.S. government International Emergency Economic Powers Act ("IEEPA") tariff refunds that reduced cost of sales, offset in part by tariff-related customer refunds of $28 million that reduced net sales.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2026 and through the date of this report. Actual results may differ from those estimates due to uncertainty around ongoing developments related to global trade/tariffs, and the conflicts in Ukraine, Iran, and the Middle East, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials and parts	$196,767	$171,600
Work-in-progress	89,791	77,146
Finished goods	153,101	138,482
	$439,659	$387,228
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
Other intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$330,045	$(146,437)	$183,608	$331,229	$(133,460)	$197,769
Proven technology and patents	132,363	(97,105)	35,258	132,247	(93,025)	39,222
Tradenames (finite life)	9,355	(7,297)	2,058	8,476	(6,555)	1,921
Tradenames (indefinite life)	34,775	—	34,775	35,795	—	35,795
Other	14,209	(10,915)	3,294	14,285	(10,082)	4,203
	$520,747	$(261,754)	$258,993	$522,032	$(243,122)	$278,910

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $7.1 million and $7.6 million for the three months ended September 30, 2026 and 2025, respectively, and $21.7 million and $20.8 million for the nine months ended September 30, 2026 and 2025, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $28.9 million for 2026, $27.8 million for 2027, $25.3 million for 2028, $23.5 million for 2029, $22.2 million for 2030, and $19.8 million for 2031. Purchased intangible amortization was $6.9 million, $5.3 million after tax, and $7.1 million, $5.4 million after tax, for the three months ended September 30, 2026 and 2025, respectively, and $20.8 million, $16.0 million after tax, and $19.9 million, $15.3 million after tax, for the nine months ended September 30, 2026 and 2025, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $12.2 million and $12.4 million for the three months ended September 30, 2026 and 2025, respectively, and $36.6 million and $33.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recognized $5.9 million and $16.8 million of share-based compensation expense for the three and nine months ended September 30, 2026, respectively, compared to $5.5 million and $16.0 million for the corresponding periods in 2025.
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

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses, which requires disclosures about the nature of expenses presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the annual disclosure requirements prospectively in 2027, and the interim disclosure requirements in 2028 and is currently evaluating the impact of this guidance on the consolidated financial statements.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. As further described in Note 14, revenue for the nine months ended September 30, 2026 includes a one-time reduction of net sales of $28 million for tariff-related customer refunds, which is included in the U.S. Operations segment. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025 follows:

For the three months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$276,203	$43,373	$152,171	$183,255	$159,230	$814,232
Service Revenue:
Point in time	84,369	8,564	47,452	12,349	43,844	196,578
Over time	29,853	3,325	29,239	5,167	15,900	83,484
Total	$390,425	$55,262	$228,862	$200,771	$218,974	$1,094,294

For the three months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$278,252	$39,832	$152,897	$150,526	$145,141	$766,648
Service Revenue:
Point in time	80,158	8,800	48,323	11,795	42,215	191,291
Over time	27,440	3,440	25,956	4,643	10,281	71,760
Total	$385,850	$52,072	$227,176	$166,964	$197,637	$1,029,699

For the nine months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$757,437	$125,600	$442,988	$493,729	$431,735	$2,251,489
Service Revenue:
Point in time	245,886	26,708	141,999	32,580	122,355	569,528
Over time	88,126	10,189	86,235	15,234	47,934	247,718
Total	$1,091,449	$162,497	$671,222	$541,543	$602,024	$3,068,735

For the nine months ended September 30, 2025	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$797,101	$113,592	$417,320	$425,358	$397,471	$2,150,842
Service Revenue:
Point in time	227,822	25,780	137,462	31,530	109,576	532,170
Over time	79,201	9,557	74,679	13,261	36,954	213,652
Total	$1,104,124	$148,929	$629,461	$470,149	$544,001	$2,896,664

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A breakdown of net sales to external customers by geographic customer destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Americas	$445,349	$431,522	$1,236,982	$1,223,530
Europe	293,830	292,862	866,254	814,940
Asia / Rest of World	355,115	305,315	965,499	858,194
Total	$1,094,294	$1,029,699	$3,068,735	$2,896,664
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Laboratory	$599,807	$564,767	$1,676,940	$1,602,907
Industrial	436,610	406,395	1,228,948	1,142,223
Retail	57,877	58,537	162,847	151,534
Total	$1,094,294	$1,029,699	$3,068,735	$2,896,664

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2026 and December 31, 2025 was $45.5 million and $32.3 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ended September 30, 2026 and 2025 are as follows:

	2026	2025
Beginning balance as of January 1	$229,378	$204,166
Customer pre-payments/deferred revenue	601,123	532,093
Revenue recognized	(580,626)	(513,038)
Foreign currency translation	(2,457)	11,035
Ending balance as of September 30	$247,418	$234,256
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

The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2026 and December 31, 2025, respectively. A derivative gain of $3.8 million, based upon interest rates at September 30, 2026, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2026.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2026 and December 31, 2025, as disclosed in Note 5. The Company recognized in other charges (income) a net gain of $17.1 million and a net gain of $2.0 million during the three months ended September 30, 2026 and 2025, respectively, and a net gain of $35.7 million and a net loss of $9.3 million during the nine months ended September 30, 2026 and 2025, respectively, which offset the related transaction gains (losses) associated with these contracts. At September 30, 2026 and December 31, 2025, these contracts had a notional value of $1.1 billion and $1.2 billion, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
5.    FAIR VALUE MEASUREMENTS
At September 30, 2026 and December 31, 2025, the Company had derivative assets totaling $11.5 million and $3.2 million respectively, and derivative liabilities totaling $20.3 million and $37.4 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2026 and December 31, 2025.
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
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1:

	September 30, 2026	December 31, 2025	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$10,309	$3,167	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	1,237	—	Other non-current assets
Total derivative assets	$11,546	$3,167

Foreign currency forward contracts not designated as hedging instruments	$3,749	$5,237	Accrued and other liabilities
Cash Flow Hedges:
Cross currency swap agreement	16,545	14,287	Accrued and other liabilities
Cross currency swap agreement	—	17,889	Other non-current liabilities
Total derivative liabilities	$20,294	$37,413
The Company had $3.3 million and $5.1 million of cash equivalents at September 30, 2026 and December 31, 2025, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $231.0 million as of September 30, 2026. The fair value of the Company's fixed interest rate debt was estimated

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
using Level 2 inputs, primarily utilizing discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
The Company has acquisition-related contingent consideration obligations totaling $23.1 million based upon actual results and future financial projections as of September 30, 2026. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.
6.    INCOME TAXES
The Company's reported tax rate was 18.1% and 19.2% during the three months ended September 30, 2026 and 2025, respectively and 18.9% during both the nine months ended September 30, 2026 and 2025. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% before non-recurring discrete tax items during 2026 and 2025. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises. The difference for the nine months ended September 30, 2026 also includes the impact of the one-time tariff related U.S. government and customer refunds.

7.    DEBT
Debt consisted of the following at September 30, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	142,197	142,197
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	153,573	153,573
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	142,197	142,197
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	113,758	113,758
Debt issuance costs, net	(1,882)	(1,606)	(3,488)
Total Senior Notes	698,118	550,119	1,248,237
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	325,868	377,997	703,865
Other local arrangements	16,108	55,474	71,582
Total debt	1,040,094	983,590	2,023,684
Less: current portion	(5,117)	(55,128)	(60,245)
Total long-term debt	$1,034,977	$928,462	$1,963,439
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

On May 30, 2024, the Company entered into a $1.35 billion Credit Agreement (the Credit Agreement), which amended its $1.25 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of September 30, 2026, the Company had $641.6 million of additional borrowings available under its Credit Agreement, and the Company maintained $52.2 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of May 30, 2029. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of September 30, 2026. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less, except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods applicable.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, the EUR 125 million 1.06% Euro Senior Notes, and the EUR 100 million 3.80% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $0.4 million and unrealized gain of $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and an unrealized gain of $17.7 million and unrealized loss of $63.7 million for the nine month periods ended September 30, 2026 and 2025, respectively. The Company has an unrealized loss of $5.6 million recorded in accumulated other comprehensive income (loss) as of September 30, 2026.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $3.0 billion of remaining availability for its share repurchase program as of September 30, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 33.5 million shares at an average price per share of $335.28 since the inception of the program in 2004 through September 30, 2026. During the nine months ended September 30, 2026 and 2025, the Company spent $638.7 million and $656.2 million on the repurchase of 490,368 shares and 542,416 shares at an average price per share of $1,302.57 and $1,209.84, respectively. The Company also reissued 21,420 shares and 21,400 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company incurred $2.1 million and $2.2 million of excise tax during the three months ended September 30, 2026 and 2025, respectively, and $6.2 million and $6.3 million of excise tax during the nine months ended September 30, 2026 and 2025, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings	$245,953	$217,493	$648,306	$583,428
Other comprehensive income (loss), net of tax	31,915	5,706	70,372	(70,077)
Comprehensive income, net of tax	$277,868	$223,199	$718,678	$513,351

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2026 and 2025:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2025	$(184,525)	$(2,735)	$(171,897)	$(359,157)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	17,105	—	17,105
Foreign currency translation adjustment	54,422	—	7,397	61,819
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(13,841)	5,289	(8,552)
Net change in other comprehensive income (loss), net of tax	54,422	3,264	12,686	70,372
Balance at September 30, 2026	$(130,103)	$529	$(159,211)	$(288,785)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2024	$(133,503)	$(3,920)	$(208,435)	$(345,858)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(17,013)	—	(17,013)
Foreign currency translation adjustment	(55,984)	—	(23,390)	(79,374)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	16,781	9,529	26,310
Net change in other comprehensive income (loss), net of tax	(55,984)	(232)	(13,861)	(70,077)
Balance at September 30, 2025	$(189,487)	$(4,152)	$(222,296)	$(415,935)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2026	2025	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(8,151)	$(1,162)	(a)
Provision for taxes	(1,549)	(221)	Provision for taxes
Total, net of taxes	$(6,602)	$(941)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$2,151	$4,107	(b)
Provision for taxes	429	806	Provision for taxes
Total, net of taxes	$1,722	$3,301
(a) The cross currency swap reflects an unrealized gain of $6.5 million for the three months ended September 30, 2026 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.7 million recorded in interest expense for the three months ended September 30, 2026.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2026 and 2025.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Nine Months Ended
	September 30,
	2026	2025	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Cross currency swap agreement	$(17,088)	$20,717	(a)
Provision for taxes	(3,247)	3,936	Provision for taxes
Total, net of taxes	$(13,841)	$16,781

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$6,607	$11,867	(b)
Provision for taxes	1,318	2,338	Provision for taxes
Total, net of taxes	$5,289	$9,529
(a) The cross currency swap reflects an unrealized gain of $12.2 million for the nine months ended September 30, 2026 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $4.9 million recorded in interest expense for the nine months ended September 30, 2026.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the nine months ended September 30, 2026 and 2025.

10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2026	2025
Three months ended	54,569	60,421
Nine months ended	50,828	59,341
Outstanding options and restricted stock units to purchase or receive 52,711 and 72,958 shares of common stock for the three month period ended September 30, 2026 and 2025, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 57,471 and 92,090 shares for the nine month period ended September 30, 2026 and 2025, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost, net	$144	$233	$5,141	$4,923	$—	$—	$5,285	$5,156
Interest cost on projected benefit obligations	1,063	1,201	4,339	3,941	1	6	5,403	5,148
Expected return on plan assets	(1,451)	(1,428)	(11,853)	(11,397)	—	—	(13,304)	(12,825)
Recognition of prior service cost	—	—	(704)	(1,083)	(125)	(19)	(829)	(1,102)
Recognition of actuarial losses/(gains)	346	393	2,550	4,849	70	8	2,966	5,250
Net periodic pension cost/(credit)	$102	$399	$(527)	$1,233	$(54)	$(5)	$(479)	$1,627

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost, net	$431	$699	$15,871	$14,079	$—	$—	$16,302	$14,778
Interest cost on projected benefit obligations	3,189	3,603	13,323	11,315	1	17	16,513	14,935
Expected return on plan assets	(4,352)	(4,284)	(36,603)	(32,613)	—	—	(40,955)	(36,897)
Recognition of prior service cost	—	—	(2,182)	(3,087)	(373)	(56)	(2,555)	(3,143)
Recognition of actuarial losses/(gains)	1,039	1,178	7,870	13,862	209	24	9,118	15,064
Net periodic pension cost/(credit)	$307	$1,196	$(1,721)	$3,556	$(163)	$(15)	$(1,577)	$4,737

In October 2026, the Company entered into a buy-in agreement to convert substantially all assets of its U.S. Defined Benefit Pension Plan to an insurance contract which is held in the pension trust at fair value. The Company remains primarily responsible for benefit payments to plan participants. The Company expects, but is not obligated, to terminate the plan and subsequently enter into a buy-out agreement to transfer responsibility for future benefit payments to an insurance company in 2027, subject to regulatory approvals and customary administrative procedures. The Company does not anticipate making a significant employer contribution to the plan related to the termination. Upon completion of the buy-out, the Company expects to recognize a one-time non-cash charge in net earnings related to the deferred actuarial loss included in accumulated other comprehensive income. As of September 30, 2026, the deferred actuarial loss related to the plan was approximately $28 million.
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company expects to make employer contributions of approximately $30 million to its non-U.S. pension plans during the year ended December 31, 2026. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets, and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
pension benefits were $5.8 million and $3.5 million for the three month periods ended September 30, 2026 and 2025, respectively, and $17.7 million and $10.1 million for the nine month periods ended September 30, 2026 and 2025, respectively. Other charges (income), net also includes a net expense of $8.4 million related to additional contingent consideration associated with previous acquisitions for the nine month period ended September 30, 2026.
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
As further described in Note 14, the Company’s operating results for the nine months ended September 30, 2026 include a one-time benefit of $52 million from U.S government IEEPA tariff refunds that reduced cost of sales, offset in part by tariff-related customer refunds of $28 million that reduced net sales. This is reflected in the U.S. Operations segment.
The following tables show the operations of the Company’s operating segments:

Three Months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$390,425	$55,262	$228,862	$200,771	$218,974	$—	$1,094,294
Net sales to other segments	41,624	227,692	54,217	102,815	10,939	(437,287)	—
Total net sales	432,049	282,954	283,079	303,586	229,913	(437,287)	1,094,294
Segment cost of sales(c)	178,315	134,419	130,871	139,390	127,715
Segment period expense(d)	141,624	65,989	96,561	54,513	63,120
Unallocated expense / eliminations						65,612
Segment profit	$112,110	$82,546	$55,647	$109,683	$39,078	$(65,612)	$333,452

Nine Months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Net sales to external customers	$1,091,449	$162,497	$671,222	$541,543	$602,024	$—	$3,068,735
Net sales to other segments	115,807	630,462	154,236	271,676	32,595	(1,204,776)	—
Total net sales	1,207,256	792,959	825,458	813,219	634,619	(1,204,776)	3,068,735
Segment cost of sales(c)	460,492	383,131	377,301	364,373	345,482
Segment period expense(d)	417,264	203,335	294,648	152,162	189,339
Unallocated expense / eliminations						172,422
Segment profit	$329,500	$206,493	$153,509	$296,684	$99,798	$(172,422)	$913,562
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Segment profit	$333,452	$309,922	$913,562	$829,949
Amortization	(19,374)	(20,022)	(58,412)	(54,796)
Interest expense	(15,675)	(17,695)	(49,928)	(51,127)
Restructuring charges	(3,944)	(5,972)	(16,664)	(13,296)
Other income, net	5,741	3,003	10,698	9,105
Earnings before taxes	$300,200	$269,236	$799,256	$719,835

The following tables show the additional disclosures for the Company’s reportable segments:

Three Months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$4,362	$1,764	$1,486	$2,387	$1,580	$1,692	$13,271
Total assets	$4,601,014	$4,172,714	$1,758,668	$1,055,388	$536,248	$(8,428,558)	$3,695,474
Purchase of property, plant, and equipment	$(2,953)	$(2,916)	$(1,607)	$(8,004)	$(2,129)	$(9,479)	$(27,088)
Goodwill	$569,495	$28,143	$104,769	$664	$32,360	$—	$735,431

Nine Months ended September 30, 2026	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations(a)	Eliminations and Corporate(b)	Total

Depreciation	$13,080	$5,291	$4,471	$7,094	$4,746	$5,049	$39,731
Purchase of property, plant, and equipment	$(9,098)	$(5,676)	$(4,783)	$(17,693)	$(6,999)	$(28,045)	$(72,294)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

14.    COMMITMENTS AND CONTINGENCIES
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). During the nine months ended September 30, 2026, the Company received refunds, including interest, from the U.S. Customs and Border Protection of $52 million, which resulted in a one-time gross benefit that reduced cost of sales for the nine months ended September 30, 2026. In addition, the Company committed to refund approximately $28 million to customers, which reduced net sales for the nine months ended September 30, 2026. The Company began distributing tariff-related refunds to customers during the third quarter of 2026. The remaining $25 million of accrued tariff-related customer refunds is included in accrued and other liabilities on the interim consolidated balance sheet as of September 30, 2026. The Company anticipates distributing additional tariff-related refunds to customers during the fourth quarter of 2026.
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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

Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2026 and 2025 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$1,094,294	100.0	$1,029,699	100.0	$3,068,735	100.0	$2,896,664	100.0
Cost of sales	440,070	40.2	420,243	40.8	1,208,477	39.4	1,181,453	40.8
Gross profit	654,224	59.8	609,456	59.2	1,860,258	60.6	1,715,211	59.2
Research and development	53,613	4.9	51,143	5.0	157,877	5.1	146,774	5.1
Selling, general and administrative	267,159	24.4	248,391	24.1	788,819	25.7	738,488	25.5
Amortization	19,374	1.8	20,022	1.9	58,412	1.9	54,796	1.9
Interest expense	15,675	1.4	17,695	1.7	49,928	1.6	51,127	1.7
Restructuring charges	3,944	0.4	5,972	0.6	16,664	0.5	13,296	0.5
Other charges (income), net	(5,741)	(0.5)	(3,003)	(0.2)	(10,698)	(0.2)	(9,105)	(0.4)
Earnings before taxes	300,200	27.4	269,236	26.1	799,256	26.0	719,835	24.9
Provision for taxes	54,247	4.9	51,743	5.0	150,950	4.9	136,407	4.8
Net earnings	$245,953	22.5	$217,493	21.1	$648,306	21.1	$583,428	20.1
Note: As further described below, our operating results for the nine months ended September 30, 2026 include a one-time benefit of $52 million from IEEPA tariff-related refunds that reduced cost of sales, offset in part by related customer refunds of $28 million that reduced net sales.

Recent developments in global trade disputes/tariffs
In 2025, the U.S. government enacted incremental tariff rates on U.S. imports from certain foreign countries. In response to the U.S. tariffs, the Chinese government implemented an additional tariff on imports from the U.S. We estimate that we incurred costs before mitigation actions from the 2025 incremental tariff rates of approximately $50 million in 2025, and we implemented various actions to fully offset the effect of the current incremental tariffs in 2026. At the beginning of 2026, incremental tariff rates were 15% on imports from Switzerland, 25% on non-USMCA imports from Mexico, 30% on imports from China, 15% on imports from the European Union, and 10% on imports from the United Kingdom.
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). We received refunds, including interest, from the U.S. Customs and Border Protection of $52 million, which resulted in a one-time gross benefit that reduced cost of sales for the nine months ended September 30, 2026. In addition, we committed to issue $28 million to customers for tariff related refunds, which reduced net sales for the nine months ended September 30, 2026. We distributed $3 million in refunds to our customers during the three months ended September 30, 2026, and we anticipate distributing additional refunds during the fourth quarter of 2026.
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
Net sales
Net sales were $1.1 billion and $1.0 billion for the three months ended September 30, 2026, and 2025, respectively, and $3.1 billion and $2.9 billion for the nine months ended September 30, 2026 and 2025, respectively. Sales in U.S. dollars increased 6% for both the three months and nine months ended September 30, 2026. Excluding the effect of currency exchange fluctuations, or in local currencies, net sales increased 6% for the three months and 5% for the nine months ended September 30, 2026, respectively, before the previously described one-time tariff-related customer refunds. Organic local currency net sales, which exclude acquisitions and the one-time tariff-related customer refunds, increased 4% for the nine months ended September 30, 2026.
Market conditions have improved during 2026, and we continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, ongoing developments in Iran and the Middle East, as well as global trade disputes/tariffs, create uncertainty in our end markets and the global economic environment and market conditions may change quickly. The ongoing developments related to global trade disputes/tariffs, Ukraine, and the conflicts in Iran and the Middle East also present several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These topics could adversely impact our financial results in future periods.
Net sales by geographic destination for the three months ended September 30, 2026 in U.S. dollars increased 3% in the Americas, were flat in Europe, and increased 16% Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in the Americas, 2% in Europe, and 14% in Asia/Rest of World, which reflected organic growth of 13%. Local currency net sales in Asia/Rest of World includes an increase of 13% in China during the three months ended September 30, 2026.
Net sales by geographic destination for the nine months ended September 30, 2026 in U.S. dollars increased 1% in the Americas, 6% in Europe, and 13% Asia/Rest of World. Local currency net sales by geographic destination increased 3% in the Americas, 2% in Europe, and 10% in Asia/Rest of World before the effect of one-time tariff-related customer refunds. Organic local currency net sales by geographic destination increased 1% in the Americas, 2% in Europe and 8% in Asia/Rest of World. Organic local currency net sales in Asia/Rest of World includes an increase of 9% in China during the nine months ended September 30, 2026. A discussion of sales by operating segment is included below.

As described in Note 18 to our consolidated financial statements for the year ended December 31, 2025, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 6% and 5% in U.S. dollars for the three and nine months ended September 30, 2026, respectively. Local currency product net sales increased 6% and 4% for the three and nine months ended September 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency product net sales increased 5% and 3% for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025.
Service net sales (including spare parts) increased 6% and 10% in U.S. dollars for the three and nine months ended September 30, 2026, respectively. Local currency service net sales increased 7% and 8% for the three and nine months ended September 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency service net sales increased 7% and 6% for both the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales, increased 6% and 5% in U.S. dollars for the three and nine months ended September 30, 2026, respectively. Local currency laboratory net sales increased 6% and 4% for the three and nine months ended September 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency laboratory net sales increased 6% and 3% for the three and nine months ended September 30, 2026, respectively. The organic local currency increase in laboratory net sales for the three months ended September 30, 2026 includes solid growth in most product categories, with strong growth in pipettes as compared to the nine month results.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales, increased 8% in U.S. dollars for both the three and nine months ended September 30, 2026. Local currency industrial net sales increased 7% and 6% for the three and nine months ended September 30, 2026, respectively, before the one-time tariff-related customer refunds. Organic local currency industrial net sales increased 6% and 3% for the three and nine months ended September 30, 2026, respectively. The organic local currency increase in industrial net sales for the three and nine months ended September 30, 2026 includes growth in most product categories, especially in product inspection.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales, decreased 1% and increased 7% in U.S. dollars for the three and nine months ended September 30, 2026, respectively. Local currency food retailing net sales decreased 2% and increased 5% for the three and nine months ended September 30, 2026, respectively, before the one-time tariff-related customer refunds. The local currency decrease in food retail net sales for the three months ended September 30, 2026 includes a significant decline in the Americas, offset in part by very strong growth in Asia/Rest of World. Net sales for the nine months ended September 30, 2026 also includes strong project activity in Europe.
Gross profit
Gross profit as a percentage of net sales was 59.8% and 59.2% for the three months ended September 30, 2026 and 2025, respectively, and 60.6% and 59.2% for the nine months ended September 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of net sales was 59.3% for the nine months ended September 30, 2026.
Gross profit as a percentage of net sales for products was 62.2% and 61.0% for the three months ended September 30, 2026 and 2025, respectively, and 63.1% and 61.0% for the nine months ended September 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of product net sales was 61.6% for the nine months ended September 30, 2026.
Gross profit as a percentage of net sales for services (including spare parts) was 52.9% and 53.9% for the three months ended September 30, 2026 and 2025, respectively, and 53.7% and 53.9% for the nine months ended September 30, 2026 and 2025, respectively. Excluding the effect of both the one-time tariff-related U.S. government and customer refunds, gross profit as a percentage of service net sales was 52.9% for the nine months ended September 30, 2026.
The increase in gross profit as a percentage of net sales for the three months ended September 30, 2026 primarily reflects favorable price realization, lower tariff costs, and increased sales volume, partially offset by higher material and transportation costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% and 5.0% for the three months ended September 30, 2026 and 2025, respectively, and was 5.1% for both the nine months ended September 30, 2026 and 2025. Research and development expenses increased 5% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2026, and increased 8% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025.
Selling, general and administrative expenses as a percentage of net sales were 24.4% and 24.1% for the three months ended September 30, 2026 and 2025, respectively, and were 25.7% and 25.5% for the nine months ended September 30, 2026 and 2025, respectively. Selling, general and administrative expenses increased 8% in both U.S. dollars and local currencies for the three months ended September 30, 2026, and increased 7% in U.S. dollars and 4% local currencies for the nine months ended September 30, 2026. The local currency increase for the three and nine months ended September 30, 2026 includes sales and marketing investments and higher variable compensation, offset in part by our cost savings initiatives.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $19.4 million and $20.0 million for the three months ended September 30, 2026 and 2025, respectively, and $58.4 million and $54.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Interest expense was $15.7 million and $17.7 million for the three months ended September 30, 2026 and 2025, respectively, and $49.9 million and $51.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Restructuring charges were $3.9 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, and $16.7 million and $13.3 million for the nine months ended September 30, 2026 and 2025, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $5.8 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and $17.7 million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively. Other charges (income), net also includes a net expense of $8.4 million related to additional contingent consideration associated with previous acquisitions for the nine months ended September 30, 2026.
Our reported tax rate was 18.1% and 19.2% during the three months ended September 30, 2026 and 2025, respectively, and 18.9% during both the nine months ended September 30, 2026 and 2025. The provision for taxes is based upon our projected annual effective tax rate of 19.0% before non-recurring discrete tax items for the periods ended September 30, 2026 and 2025. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises. The difference for the nine months ended September 30, 2026 also includes the impact of the one-time tariff related U.S. government and customer refunds.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	%	2026	2025	%
Net sales to external customers	$390,425	$385,850	1%	$1,091,449	$1,104,124	(1)%
Net sales to other segments	41,624	35,784	16%	115,807	109,050	6%
Segment net sales	432,049	421,634	2%	1,207,256	1,213,174	0%
Segment cost of sales	178,315	186,632	(4)%	460,492	536,803	(14)%
Segment period expense	141,624	135,097	5%	417,264	399,470	4%
Segment profit	$112,110	$99,905	12%	$329,500	$276,901	19%

Total net sales increased 2% and were flat for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. Net sales to external customers increased 1% and decreased 1% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. Organic total net sales and Organic net sales to external customers were flat for both the three and nine months ended September 30, 2026. Organic net sales to external customers for the three months ended September 30, 2026 includes strong growth in most product categories, offset in part by significant declines in project activity in transportation and logistics and food retail.
Segment profit increased $12.2 million and $52.6 million for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025. Segment profit during the nine months ended September 30, 2026 includes a net benefit of $24.6 million related to one-time tariff-related refunds. Excluding the net tariff refund benefit, segment profit during the three and nine months ended September 30, 2026 includes benefits from lower tariff rates, favorable mix, and our margin expansion initiatives, offset in part by higher transportation costs.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$55,262	$52,072	6%	$162,497	$148,929	9%
Net sales to other segments	227,692	218,605	4%	630,462	594,434	6%
Segment net sales	282,954	270,677	5%	792,959	743,363	7%
Segment cost of sales	134,419	126,308	6%	383,131	345,338	11%
Segment period expense	65,989	62,336	6%	203,335	184,416	10%
Segment profit	$82,546	$82,033	1%	$206,493	$213,609	(3)%
1)Represents U.S. dollar growth (decline).

Total net sales increased 5% in U.S. dollars and 6% in local currency for the three months ended September 30, 2026, and increased 7% in U.S. dollars and 2% in local currency for the nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. Net sales to external customers increased 6% in U.S. dollars and 7% in local currency for the three months ended September 30, 2026 and increased 9% in U.S. dollars and 6% in local currency for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three and nine months ended September 30, 2026 includes growth in most product categories, especially laboratory products.
Segment profit increased $0.5 million and decreased $7.1 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. Segment profit during the nine months ended September 30, 2026 was negatively impacted by unfavorable foreign currency translation and inter-segment sales mix.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$228,862	$227,176	1%	$671,222	$629,461	7%
Net sales to other segments	54,217	52,029	4%	154,236	147,663	4%
Segment net sales	283,079	279,205	1%	825,458	777,124	6%
Segment cost of sales	130,871	126,898	3%	377,301	345,947	9%
Segment period expense	96,561	95,061	2%	294,648	279,006	6%
Segment profit	$55,647	$57,246	(3)%	$153,509	$152,171	1%
1)Represents U.S. dollar growth (decline).

Total net sales increased 1% in U.S. dollars and 3% in local currencies for the three months ended September 30, 2026 and increased 6% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 1% in U.S. dollars and 2% in local currencies for the three months ended September 30, 2026, and increased 7% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three and nine months ended September 30, 2026 includes growth in most product categories, offset in part by a decline in food retail during the three months ended September 30, 2026.
Segment profit decreased $1.6 million and increased $1.3 million for the three and nine month periods ended September 30, 2026, respectively, compared to the corresponding periods in 2025. Segment profit during the three and nine months ended September 30, 2026 includes higher sales offset in part by unfavorable inter-segment sales mix and higher transportation costs. Segment profit during the three months ended September 30, 2026 includes unfavorable foreign currency translation, while the nine months ended September 30, 2026 includes favorable foreign currency translation.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$200,771	$166,964	20%	$541,543	$470,149	15%
Net sales to other segments	102,815	87,272	18%	271,676	247,664	10%
Segment net sales	303,586	254,236	19%	813,219	717,813	13%
Segment cost of sales	139,390	112,946	23%	364,373	323,415	13%
Segment period expense	54,513	47,034	16%	152,162	134,787	13%
Segment profit	$109,683	$94,256	16%	$296,684	$259,611	14%
1)Represents U.S. dollar growth (decline).

Total net sales increased 19% in U.S. dollars and 13% in local currency for the three months ended September 30, 2026 and increased 13% in U.S. dollars and 7% in local currency for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 20% in U.S. dollars and 13% in local currency by origin for the three months ended September 30, 2026 and increased 15% in U.S. dollars and 9% in local currency during the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers for the three months ended September 30, 2026 includes strong growth in most product categories, especially industrial products.
Segment profit increased $15.4 million and $37.1 million for the three and nine month periods ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The increase in segment profit during the three months ended September 30, 2026 includes higher sales and favorable foreign currency translation, offset in part by higher material costs.
Other Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	%1)	2026	2025	%1)
Net sales to external customers	$218,974	$197,637	11%	$602,024	$544,001	11%
Net sales to other segments	10,939	11,213	(2)%	32,595	28,899	13%
Segment net sales	229,913	208,850	10%	634,619	572,900	11%
Segment cost of sales	127,715	113,874	12%	345,482	308,978	12%
Segment period expense	63,120	58,292	8%	189,339	171,644	10%
Segment profit	$39,078	$36,684	7%	$99,798	$92,278	8%
1)Represents U.S. dollar growth (decline).

Total net sales increased 10% in U.S. dollars and 12% in local currency for the three months ended September 30, 2026 and increased 11% in U.S. dollars and 10% in local currency for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Net sales to external customers increased 11% in U.S. dollars and 13% in local currencies for the three months ended September 30, 2026 and increased 11% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. Local currency net sales to external customers excluding acquisitions increased 11% and 7% for the three and nine months ended September 30, 2026, respectively. Net sales to external customers for the three and nine months ended September 30, 2026 includes strong growth in most product categories.
Segment profit increased $2.4 million and $7.5 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The increase in segment profit for the three and nine months ended September 30, 2026 is primarily related to increased sales and benefits from our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
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
Cash provided by operating activities totaled $758.8 million during the nine months ended September 30, 2026, compared to $730.2 million in the corresponding period in 2025, and includes a net benefit of $49.6 million related to one-time tariff related U.S. government refunds and associated refunds to customers. Excluding the one-time tariff related U.S. government refunds, the decrease for the nine months ended September 30, 2026 is primarily related to the timing of tax payments.
In October 2026, we entered into a buy-in agreement to convert substantially all assets of the U.S. Defined Benefit Pension Plan to an insurance contract which is held in the pension trust at fair value. We remain primarily responsible for benefit payments to plan participants. We expect, but are not obligated, to terminate the plan and subsequently enter into a buy-out agreement to transfer responsibility for future benefit payments to an insurance company in 2027, subject to regulatory approvals and customary administrative procedures. We do not anticipate making a significant employer contribution to the plan related to the termination. Upon completion of the buy-out, we expect to recognize a one-time non-cash charge in net earnings related to the deferred actuarial loss included in accumulated other comprehensive income. As of September 30, 2026, the deferred actuarial loss related to the plan was approximately $28 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $72.3 million for the nine months ended September 30, 2026 compared to $65.6 million in the corresponding period in 2025.
In December 2025, we entered into an agreement with the government of Xuhui, China to increase production automation and capacity and improve logistics. We will receive proceeds of approximately $31 million, of which approximately $18 million is expected to offset future purchases of property, plant, and equipment and approximately $13 million is expected to offset future operating expenses. We expect to receive proceeds and make payments related to the agreement through 2030. We have received cumulative proceeds of $12.4 million, including $6.2 million during the nine months ended September 30, 2026. No proceeds were received during the three months ended September 30, 2026. We have cumulatively incurred $1.7 million, including $0.6 million of capital expenditures and $1.1 million of operating expense, related to the agreement through September 30, 2026. Proceeds are recorded in accrued and other liabilities and are reduced as amounts related to the agreement are paid.
We paid contingent consideration of $6.9 million and $9.4 million, respectively, during the three and nine months ended September 30, 2026. During the three months ended September 30, 2026 contingent consideration was paid related to the 2025 North American distribution acquisitions, of which $3.0 million is included in financing activities for the amount accrued at the acquisition date and $3.9 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.

Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $638.7 million and $656.2 million on the repurchase of 490,368 shares and 542,416 shares, during the nine months ended September 30, 2026 and 2025, respectively.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2026:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
5.45% $150 million ten-year Senior Notes due March 1, 2033	150,000	—	150,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	142,197	142,197
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	153,573	153,573
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	142,197	142,197
3.80% Euro 100 million 10 1/2-year Senior Notes due July 9, 2035	—	113,758	113,758
Debt issuance costs, net	(1,882)	(1,606)	(3,488)
Total Senior Notes	698,118	550,119	1,248,237
$1.35 billion Credit Agreement, interest at benchmark plus 87.5 basis points (a)	325,868	377,997	703,865
Other local arrangements	16,108	55,474	71,582
Total debt	1,040,094	983,590	2,023,684
Less: current portion	(5,117)	(55,128)	(60,245)
Total long-term debt	$1,034,977	$928,462	$1,963,439
(a) The benchmark interest rate is determined by the borrowing currency. The benchmark rates by borrowing currency are as follows: SOFR for U.S. dollars (plus a 10 basis points spread adjustment), SARON for Swiss franc, EURIBOR for Euro and SONIA for Great British pounds.

As of September 30, 2026, we had $641.6 million of additional borrowings available under our Credit Agreement, and we maintained $52.2 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of September 30, 2026.
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
Share Repurchase Program
We have $3.0 billion of remaining availability for our share repurchase program as of September 30, 2026. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 33.5 million shares at an average price per share of $335.28 since the inception of the program in 2004 through September 30, 2026. During the nine months ended September 30, 2026 and 2025, we spent $638.7 million and $656.2 million on the repurchase of 490,368 and 542,416 shares at an average price per share of $1,302.57 and $1,209.84, respectively. We also reissued 21,420 shares and 21,400 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. In addition, we incurred $2.1 million and $2.2 million of excise tax during the three months ended September 30, 2026 and 2025, respectively, and $6.2 million and $6.3 million of excise tax during the nine months ended September 30, 2026 and 2025, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in our consolidated financial statements.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at September 30, 2026, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $51.9 million in the reported U.S. dollar value of our debt.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2026 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2026	54,064	$1,313.05	54,064	$3,174,950
August 1 to August 31, 2026	57,277	$1,418.45	57,277	$3,093,704
September 1 to September 30, 2026	53,679	$1,378.80	53,679	$3,019,690
Total	165,020	$1,371.02	165,020	$3,019,690
The Company has $3.0 billion of remaining availability as of September 30, 2026. The Company has purchased 33.5 million shares at an average price per share of $335.28 since the inception of the program in 2004 through September 30, 2026.
During the nine months ended September 30, 2026 and 2025, the Company spent $638.7 million and $656.2 million on the repurchase of 490,368 and 542,416 shares at an average price per share of $1,302.57 and $1,209.84, respectively. The Company also reissued 21,420 shares and 21,400 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company incurred $2.1 million and $2.2 million of excise tax during the three months ended September 30, 2026 and 2025, respectively, and $6.2 million and $6.3 million of excise tax during the nine months ended September 30, 2026 and 2025, respectively related to the Inflation Reduction Act which is reflected as a reduction in shareholders' equity in the Company's consolidated financial statements.
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

Mettler-Toledo International Inc.
Date:	November 6, 2026	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer